Form 10-K
OLD STONE CORP
filed 1995-03-30
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8016

                                    OLD STONE CORPORATION

                    (Exact name of registrant as specified in its charter)

          Rhode Island                                 05-0341273
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.)


     Four Davol Square, Suite 320
    Providence, Rhode Island                                 02903
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (401) 521-0065

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock ($1.00 par value)

                Cumulative Voting Convertible Preferred Stock, Series B
                           ($20.00 Stated Value, $1.00 Par Value)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .

   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   On January 29, 1993, the Registrant's Common Stock and Preferred Stock were delisted from listing on NASDAQ; accordingly, since that date there has been no established trading market, and no ascertainable market value, for such stock. See "Business--Background".

   As of the close of business on March 17, 1995, 8,246,175 shares of the Registrant's Common Stock were outstanding.

                              DOCUMENTS INCORPORATED BY REFERENCE

                                         Exhibit 21

                                    PART I

   ITEM 1.  BUSINESS

Background

   Old Stone Corporation (the "Corporation") is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. The principal offices of the Corporation are located at Four Davol Square, Suite 320, Providence, Rhode Island 02903.

   On January 29, 1993, the Office of Thrift Supervision ("OTS") declared Old Stone Bank, a Federal Savings Bank, a federally chartered stock savings bank organized under the laws of the United States (the "Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver (the "Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank (the "Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of the assets of the Corporation. Immediately following the Bank Closing, all of the officers of the Corporation resigned and were hired by the Bridge Bank.
 A limited slate of new officers was elected on March 8, 1993. See Item 10 below.

   The Corporation continues to hold its equity interest in Old Stone Securities Company ("Old Stone Securities"). See "Significant Subsidiary" below. The Corporation has no equity interest in any other significant entity.

Significant Subsidiary

   The Corporation's only surviving active subsidiary after the Bank Closing is Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. In addition, Old
Stone Securities participates in Rhode Island underwritings of tax-exempt securities, maintains an inventory of tax-exempt securities for resale, and also trades government securities both at auction and in the secondary market.
 See "Regulation" below.

Regulation

   Old Stone Securities is subject to regulation by the Securities and Exchange Commission, the State of Rhode Island, and the National Association of Securities Dealers, Inc.

Employees

   As of December 31, 1994, the Corporation had no employees. As of such date, Old Stone Securities employed 3 persons, all of whom were full-time.

ITEM 2.  PROPERTIES

   The administrative offices of the Corporation and Old Stone Securities are located at Four Davol Square, Suite 320, in Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $2,600, which amount is paid by Old Stone Securities.

   ITEM 3.  LEGAL PROCEEDINGS

   The Corporation is not aware of any pending or threatened legal proceedings against the Corporation or Old Stone Securities, except as noted in the counterclaim discussed below.

   On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background".

   On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) agreed to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits as regulatory capital. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits as part of regulatory capital and caused the Bank to write off immediately approximately $75 million of such capital credits. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against Plaintiffs for alleged breach of Plaintiffs' net worth maintenance agreement. The Plaintiffs have filed an answer denying such counterclaim. The case is one of several similar cases pending before the U.S. Court of Federal Claims. The case as to the Corporation has been stayed pending the outcome of such other suits. In addition, the impact of the Bank Closing on the claims made by the Bank is unclear since the Defendant now acts as receiver for the Bank. No prediction as to the outcome of this case can be made at this time.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during 1994.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Until January 29, 1993, the Corporation's Common Stock, $1.00 par value (the "Common Stock"), was quoted on the NASDAQ National Market and was traded under the symbol "OSTN". As of the date hereof, there is no established public trading market for the Common Stock. Book value per share of Common Stock after treating the Bank as a discontinued operation in light of the Bank Closing was ($2.37) on December 31, 1994, compared to ($2.30) on December 31, 1993. At March 17, 1995, there were 8,246,175 shares of Common Stock of the Corporation outstanding held by 40,319 shareholders of record.

   The following table shows the Corporation's Common Stock activity. Indicated are the high and low bid quotations and dividends paid for each of the four quarters in 1992.

                                      1992
                               High     Low    Dividend

   First quarter             $6 1/4   $2 7/8   $0
   Second quarter             4 3/4    3 5/8    0
   Third quarter              3 7/8    1 1/4    0
   Fourth quarter                 4    1 1/8    0


   The Corporation discontinued dividends to holders of its Common Stock and its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock.

   ITEM 6.  SELECTED FINANCIAL DATA

   On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Corporation's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1993 or 1994 operations. The Corporation has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1993 and 1994 the Corporation's statements of financial condition do not include any assets or liabilities of the Bank.

   The following schedule of selected financial information includes the three years ending December 31, 1992, 1993 and 1994. Financial information for the two years ending December 31, 1990 and 1991 are not included as the Corporation believes that disclosure of this information would no longer be meaningful in light of the Bank Closing.

Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):

Fiscal Year Ended:               December 31,   December 31,   December 31,
                                    1992            1993           1994
INCOME:
Interest income                   $  896           $  51            $  47
Other income (loss)                  935             357              230
Total income (loss)                1,831             408              277

EXPENSES:
Interest expense                     590               6                0
Provision for loan losses            112               0                0
Salaries and benefits                212              216             211
Other operating expenses             512              502             420
Total expense                      1,426              724             631

INCOME:

Income (loss) from
  continuing operations
  before income taxes           $    405         $  (316)      $  (354)
Income taxes (credit)              (814)              (7)           26
Income (loss) from
  continuing operations            1,219            (309)         (380)
Income (loss) from
  discontinued operations       (57,211)               0             0

NET LOSS                       ($55,992)            (309)         (317)

Net loss available
 to common shareholders        ($58,700)        $ (3,017)     $ (3,088)
Loss per share:
 From continuing operations        ($.18)          ($.37)        ($.37)
 From discontinued operations     ($6.93)               0            0
 Net loss                         ($7.11)          ($.37)        ($.37)

Average shares outstanding      8,261,306       8,246,175     8,246,175

ASSETS:
Cash                              $   30          $   18         $   32
Short-term investments             1,728           1,150            797
Loans receivable, net                116             122            117
Other assets                         674             543            540

TOTAL                             $2,548          $1,833         $1,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                       407               5             0
Other liabilities                  1,285           1,281         1,319
Total liabilities                  1,692           1,286         1,319

Redeemable preferred stock        19,319          19,515        19,711
Stockholders' equity (deficit)   (18,463)        (18,968)      (19,544)
                                 $2,548          $1,833        $1,486

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Corporation's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1993 or 1994 operations. The Corporation has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1993 and 1994 the Corporation's statements of financial condition do not include any assets or liabilities of the Bank.

Current Operations

   As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

   Old Stone Securities' loss before income taxes was $150,311 for the year ended December 31, 1994, compared to $7,104 for the year ended December 31, 1993.

   Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time. Various expense saving measures were instituted at Old Stone Securities during the fourth quarter of 1994, which are expected to improve operating results in 1995.

   Since the Bank Closing, and except for the operation of Old Stone Securities, the Corporation's primary expenses have been legal, insurance, accounting, and shareholder relations expenses.

Liquidity and Capital Resources

   At December 31, 1994, the Corporation had $1.5 million in assets, $1.3 million in total liabilities, $19.7 million in redeemable preferred stock, and a stockholder's deficit of ($19.5) million, compared to $1.8 million in assets, $1.3 million in total liabilities, $19.5 million in redeemable preferred stock and stockholders' deficit of ($19.0) million at December 31, 1993.

   The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims. See "Current Operations" above.

Results for Year Ended December 31, 1994 Compared to Year Ended December 31,
1993

   The Corporation reported a loss of ($380,000) for the year ended December 31, 1994 compared to a total loss of ($309,000) for the year ended December 31, 1993.

   Interest income was $47,000 for the year ended December 31, 1994, compared to $51,000 for the year ended December 31, 1993.

   Interest expense was $-0- for the year ended December 31, 1994, compared to $6,000 for the year ended December 31, 1993. The reduction was primarily due to paydown of long term debt during 1994.

   Other income was $25,000 for the year ended December 31, 1994, compared to $33,000 for the year ended December 31, 1993.

   Since the Bank Closing, the Corporation's primary operating expenses have been legal, insurance and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $631,000 for the year ended December 31, 1994, compared to $718,000 for the year ended December 31, 1993.

   Salaries and benefits for the year ended 1994 were $211,000 compared to $216,000 for 1993.

   The loss per share from continuing operations was ($.37) for the year ended December 31, 1994 after the deduction of preferred dividends of $2.7 million. The loss per share from continuing operations was ($.37) for the year ended December 31, 1993 after the deduction of preferred dividends of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the common stock until the aggregate deficiency on the preferred stock dividends is paid in full.

   The Corporation had total assets of $1.5 million at December 31, 1994, compared to $1.8 million at December 31, 1993. The reduction in assets from 1993 was primarily due to the funding of the 1994 operating loss of ($380,000).

Results for Year Ended December 31, 1993 Compared to Year Ended December 31,
1992

   The Corporation reported a loss of ($309,000) for the year ended December 31, 1993 compared to a total loss of ($56) million for the year ended December 31, 1992. Loss from continuing operations was ($309,000) for the year ended December 31, 1993, compared to income of $1.2 million for the year ended December 31, 1992. The Corporation lost ($57.2) million from discontinued operations in 1992.

   Interest income was $51,000 for the year ended December 31, 1993, compared to $896,000 for the year ended December 31, 1992. The reduction was primarily due to the lower amount of funds available for investment as well as the recognition of $648,000 of deferred interest income related to loans made on Old Stone Development projects in 1992.

   Interest expense was $6,000 for the year ended December 31, 1993, compared to $590,000 for the year ended December 31, 1992. The reduction was primarily due to the paydown of short-term and long-term debt during 1992.

   Other income was $33,000 for the year ended December 31, 1993, compared to $283,000 for the year ended December 31, 1992. The reduction was primarily due to management fee income earned by the Corporation from Old Stone Credit Corporation during 1992 in the amount of $156,000.

   Since the Bank Closing, the Corporation's primary operating expenses have been legal, insurance and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense and the provision for Loan losses) were $718,000 for the year ended December 31, 1993, compared to $724,000 for the year ended December 31, 1992.

   Salaries and benefits remained relatively level for the year ended 1993 compared to 1992 ($216,000 for 1993; $212,000 for 1992).

   The loss per share from continuing operations was ($.37) for the year ended December 31, 1993 after the deduction of preferred dividends of $2.7 million. The loss per share from continuing operations was ($.18) for the year ended December 31, 1992 after the deduction of preferred dividends of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the common stock until the aggregate deficiency on the preferred stock dividends is paid in full. The loss per share from discontinued operations for the year ended December 31, 1993 and 1992 were $-0- and ($6.93), respectively, bringing the total loss per share for those years to ($.37) and ($7.11) respectively.

   The Corporation had total assets of $1.8 million at December 31, 1993, compared to $2.5 million at December 31, 1992. The reduction in assets from 1992 was primarily due to the paydown of long-term debt of $402,000 as well as the funding of the 1993 operating loss of ($309,000).

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Corporation's Consolidated Financial Statements for the year ended December 31, 1994 is filed as Exhibit 99 to this report.

   LGC&D has been engaged by the Corporation to audit the Corporation's financial statements for the year ended December 31, 1994.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   In January, 1994 the Corporation engaged Lefkowitz, Garfinkel, Champi and DeRienzo P.C. ("LGC&D") to audit the Corporation's financial statements for the year ended December 31, 1993. The engagement of LGC&D was approved by the Corporation's Board of Directors. As a result of a fee dispute, the Corporation did not engage Deloitte & Touche, which had audited the Corporation's financial statement for the years ended December 31, 1991 and 1992. Deloitte & Touche had not expressed an opinion on the Corporation's financial statements for 1992 due to the uncertainties resulting from the Bank Closing. However, it should be noted that there had been no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                                   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the directors of the Corporation. There are no persons nominated or chosen to become directors of the Corporation. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of the Corporation's Preferred Stock to elect 20% of the directors of the Corporation.)

                                                          Director    Term
Name                     Age   Principal Occupation        Since     Expires

Howard W. Armbrust       67 Chairman and Chief Executive  1974       1995
                            Officer, Armbrust Corporation
                            (chain and jewelry
                            manufacturer)

Bernard V. Buonanno, Jr. 57 Partner, Edwards & Angell     1979       1994
                            (law firm)
                            Director, A.T. Cross Company

Robert E. DeBlois        61 Chairman, President and       1974       1995
                            Chief Executive Officer
                            Officer, DeBlois Oil Company
                            (oil distributor)

Thomas P. Dimeo          64 Chairman, The Dimeo Group of  1974       1995
                            Companies (construction
                            industry)

Allen H. Howland         74 Chairman and Chief Executive  1992*      1994
                            Officer, Original Bradford
                            Soap Works, Inc. (manufacturer
                            of private label soaps)

Beverly E. Ledbetter     51 Vice President and General    1981       1995
                            Counsel, Brown University

Alfred J. Verrecchia     52 Chief Operating Officer and   1987       1993
                            Director, Hasbro, Inc.
                            (toy manufacturer)

Richmond Viall, Jr.      75 Private Investor              1992**     1993



 * Also served as a Director from 1981 to 1991.
** Also served as a Director from 1974 to 1991.

   Immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank. A limited slate of new officers was elected by the Board of Directors on March 8, 1993, none of whom would be considered executive officers of the Corporation under the Rules.

   ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

   The Act and the Rules require disclosure of certain information on Executive Compensation with respect to the Corporation and its subsidiaries for the year ended December 31, 1994. Immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank and a limited slate of new officers was elected on March 8, 1993. None of the new slate of officers elected on March 8, 1993 would be considered executive officers of the Corporation under the Rules.

Meetings and Compensation of Board of Directors

   For the fiscal year ended December 31, 1994, Directors received no compensation for serving on the Board or attending committee meetings.

   The Stock Purchase Plan of Old Stone Corporation for Employees and Directors was originally approved by the shareholders of the Corporation on April 29, 1988, and amended by the Directors of the Corporation on December 28, 1988 ("Stock Purchase Plan"). Under the Stock Purchase Plan, Directors and employees were permitted to purchase Common Stock through payroll deductions. As of the date of the Bank Closing, all participation in the Stock Purchase Plan was discontinued.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Corporation

   The following table sets forth information as to the only persons known to the Corporation to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities of the Corporation.


Amount and Nature of Beneficial Ownership of Common Stock (1)

                       Sole     Shared  Sole          Shared        Percent
                       Voting   Voting  Dispositive   Dispositive   of
                       Power    Power   Power         Power         Class(2)

Old Stone Employee
  Stock Ownership Plan 0        0       0             2,065,175(3)  25.04
150 South Main Street
Providence, RI  02903

(1)This information with respect to beneficial ownership is based upon information obtained by the Corporation as of December 31, 1994 from the RTC as Trustee of the ESOP.

(2)This percentage is calculated assuming that no outstanding options are exercised.

(3)Employees have sole voting power over all shares of Common Stock which have been allocated to their accounts. Prior to December 31, 1991, shares of Common Stock purchased by the ESOP with borrowed funds were allocated to employees' accounts only as and to the extent that the ESOP's debt was amortized. Unallocated shares were held in a suspense account and, in accordance with the Ninth Amendment to the ESOP adopted on September 27, 1988, were at all times voted in the same proportion as allocated shares. The borrowings were paid in full during 1991, and as a result, 465,524.747 unallocated shares were allocated to employees' accounts, 826,000 unallocated shares were returned to the Corporation and 17,596.813 shares were held in a suspense account until July 6, 1992, at which time such shares were sold to pay Plan expenses. The Ninth Amendment also provides pass-through tender offer rights to Plan participants with respect to all allocated ESOP shares. The Trustee has sole dispositive power with respect to all ESOP shares in all circumstances other than a tender or exchange offer.

Security Ownership of Directors

   The following table sets forth information furnished to the Corporation by all present Directors regarding amounts of Common Stock of the Corporation owned by them on December 31, 1994. No director owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

   Name of Individual or Identity of
     and Number of Persons in Group     Number of Shares  Percent of Class

Howard W. Armbrust                               2,000              *

Bernard V. Buonanno, Jr.                         4,613              *

Robert E. DeBlois                                4,742              *

Thomas P. Dimeo                                 11,000  (1)         *

Allen H. Howland                                 2,557  (2)         *

Beverly E. Ledbetter                               333              *

Alfred J. Verrecchia                             1,526              *

Richmond Viall, Jr.                             10,000  (3)         *

All current Directors of the Corporation
as a group (8 persons)                          36,771  (4)         *



(1)Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2)Excludes 100 shares owned by Mr. Howland's spouse, as to which he disclaims beneficial ownership.

(3)Excludes 284 shares held by Mr. Viall's spouse, as to which he disclaims beneficial ownership.

(4)Includes shares held jointly, or in other capacities, as to which, in some cases, beneficial ownership is disclaimed.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

   During 1994, directors of the Corporation and their associates were customers of, and had transactions, including loans, with, the Bank and other former subsidiaries of the Corporation in the ordinary course of business. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

   Mr. Buonanno is a partner of Edwards & Angell, a law firm retained by the Corporation on various legal matters. The dollar amount of fees paid to Edwards & Angell during 1994 did not exceed 5% of Edwards & Angell's gross revenues for 1994.


                                   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  1. and 2.  List of Financial Statements and Financial Statement
Schedules

   (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to this report.

        Consolidated Balance Sheets  -  December 31, 1994 and 1993

        Consolidated Statements of Operations - Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Changes in Stockholders' Equity (Deficit)  -
         Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flow - Years ended December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

        Letter from Management regarding 1992 consolidated financial statements

   (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

   (3)  List of Exhibits -- See Item 14(c) below.

   (b)  Reports on Form 8-K

        None

   (c)  Exhibit Index.


             Exhibit                                          Page

        (21) Subsidiaries of the Registrant
             (Exhibit 21 to the Corporation's
              Annual Report on Form 10-K for the
              year ended December 31, 1994 is
              hereby incorporated by reference
              herein.)

        (99) Consolidated Financial Statements

   (d) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OLD STONE CORPORATION
                                         (Registrant)

March 29, 1995                           By:/s/ Geraldine Nelson
                                             Geraldine Nelson
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29, 1995.

/s/ Geraldine Nelson                    President and Treasurer
Geraldine Nelson


/s/ Howard W. Armbrust                  Director
Howard W. Armbrust


/s/ Bernard V. Buonanno, Jr.            Director
Bernard V. Buonanno, Jr.


/s/ Robert E. DeBlois                   Director
Robert E. DeBlois


/s/ Thomas P. Dimeo                     Director
Thomas P. Dimeo


/s/ Allen H. Howland                    Director
Allen H. Howland


Beverly E. Ledbetter                    Director

/s/ Alfred J. Verrecchia                Director
Alfred J. Verrecchia


/s/ Richmond Viall, Jr.                 Director
Richmond Viall, Jr.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OLD STONE CORPORATION
                                         (Registrant)

March   , 1995                           By:
                                             Geraldine Nelson
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities on March   , 1995.

                                        President and Treasurer
Geraldine Nelson


                                        Director
Howard W. Armbrust


                                        Director
Bernard V. Buonanno, Jr.


                                        Director
Robert E. DeBlois


                                        Director
Thomas P. Dimeo


                                        Director
Allen H. Howland


                                        Director
Beverly E. Ledbetter


                                        Director
Alfred J. Verrecchia


                                        Director
Richmond Viall, Jr.