Form 10-K/A
period 1994-12-31
OLD STONE CORP
filed 1995-05-09
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

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

   As of the close of business on May 5, 1995, 8,246,175 shares of the Registrant's Common Stock were outstanding.

   1.  AMENDMENT NO. 1


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

   (a)  1. and 2.  List of Financial Statements and Financial Statement
Schedules

   (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and are hereby incorporated by reference herein.

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

        (27) (See Financial Data Schedule BD
             attached hereto as EX-27)

        (99) Consolidated Financial Statements
             (Exhibit 99 to the Corporation's
             Annual Report on Form 10-K for the
             year ended December 31, 1994 is
             hereby incorporated by reference
             herein)

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

                                         OLD STONE CORPORATION
                                         (Registrant)

May   , 1995                             By:/s/ Geraldine Nelson
                                             Geraldine Nelson
                                             President