Form 10-Q
period 1995-03-31
OLD STONE CORP
filed 1995-05-10
CIK 74273

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]       Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For Quarter Ended March 31, 1995

                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period of
          to



Commission File Number  0-8016


                          OLD STONE CORPORATION

      (Exact name of registrant as specified in its charter)


    Rhode Island                     05-0341273
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)    Identification Number)

     Four Davol Square, Suite 320
    Providence, Rhode Island              02903
(Address of Principal Executive Offices)     Zip Code


                          (401) 521-0065
        (Registrant's Telephone Number, Including Area Code)


     *Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes:  X            No:


     The number of shares outstanding of the registrant's Common
Stock, $1.00 par value, as of March 31, 1995:  8,246,175

1INDEX

PART I - FINANCIAL INFORMATION:                           PAGE NO.

Item 1. Financial Statements

        Consolidated Balance Sheets -                           1
        March 31, 1995 and December 31, 1994

        Consolidated Statements of Operations -                 2
        For the Three Months and Nine Months Ended
        March 31, 1995 and 1994

        Consolidated Statements of Changes in Stockholders'     3
          Equity (Deficit) -
        For the Three Months Ended March 31, 1995 and 1994

        Consolidated Statements of Cash Flows -                 4
        For the Three Months Ended March 31, 1995 and 1994.

        Notes to Financial Statements                           5

Item 2. Management's Discussion and Analysis of                 7
        Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities                         9

                    PART I - FINANCIAL INFORMATION
                     Item 1. Financial Statements

                       OLD STONE CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                        ($ in Thousands)


                                         March 31,      December 31,
                                         1995           1994
                                         Unaudited

                                     ASSETS
Cash                                     $     25       $     32
Short-term investments                        716            797
Loans (net of reserve for loan
  losses of $112 in
  1995 and 1994)                               116           117
Accrued interest receivable                      7             6
Other assets                                   535           534
TOTAL ASSETS                              $  1,399      $  1,486


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities                             1,303        1,319
TOTAL LIABILITIES                             1,303        1,319

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and
  outstanding
  (Liquidation value $20,938)                  19,760     19,711

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000
  shares authorized; 8,300,175 shares
  issued in 1995 and 1994                       8,300      8,300
Additional paid-in capital                     92,225     92,274
Surplus 30,00030,000
Accumulated deficit                          (149,04)   (148,975)
Treasury stock, at cost; 54,000 shares
  in 1995 and 1994                          (  1,143)   (  1,143)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        ( 19,664)   ( 19,544)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                           $ 1,399     $ 1,486


The accompanying notes are an integral part of the consolidated financial statements.

                      OLD STONE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended March 31, 1995 and 1994
            ($ in Thousands except for per share data)
                            (Unaudited)


                                               1995          1994
INCOME:
Interest income                                 $13           $11
Securities gains, net                             8             9
Other income                                     32            47
TOTAL INCOME                                     53            67

EXPENSES:
Salaries and employee benefits                   39            52
Net occupancy expense                             9             8
Equipment expense, including depreciation         3             7
Other expenses                                   73            71
TOTAL EXPENSES                                  124           138

Income (loss) from continuing operations before
  income taxes                                 ( 71)          (71)
Income taxes                                     -0-           -0-
NET (LOSS)                                     ($71)         ($71)

NET (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                ($748)        ($748)

(LOSS) PER SHARE:                             ( .09)        ( .09)

AVERAGE SHARES OUTSTANDING                8,246,175     8,246,175









The accompanying notes are an integral part of the consolidated financial statements.

                          OLD STONE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1995 and 1994
                               ($ in Thousands)
                                  (Unaudited)


                                           1995          1994
Operating activities:
Net (loss)                                ($ 71)        ($ 71)
Adjustments to reconcile net (loss)
  to net cash provided (used) by
  operating activities:
  (Increase) in interest receivable       (   1)        (   1)
  Other, net                              (  17)        (   6)
    Net cash provided (used) by
    operating activities                  (  89)           78

Investing activities:
Net decrease in investments                  81           102
Net (increase) decrease in loans              1          ( -0-)
    Net cash provided by investing
    activities                               82           102

Increase (decrease) in cash                 ( 7)           24

Cash at beginning of period                  32            18

Cash at end of period                      $ 25          $ 42
















The accompanying notes are an integral part of the consolidated financial statements.

                            OLD STONE CORPORATION
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIT)
                  Three Months Ended March 31, 1995 and 1994
                               ($ in Thousands)
                                 (Unaudited)

                             Additional
                     Common  Paid-In          Accumulated  Treasury
                     Stock   Capital Surplus  (Deficit)    Stock   Total
December 31, 1993    $8,300  $92,470  $30,000 ($148,595)  ($1,143) ($18,968)

Net (loss)                                    (     71)            (     71)
Accretion of discount
  on preferred stock
  series B                   (   49)                               (     49)

March 31, 1994       $8,300  $92,421  $30,000 ($148,666)  ($1,143) ($19,088)

December 31, 1994    $8,300  $92,274  $30,000 ($148,975)  ($1,143) ($19,544)

Net (loss)                                    (      71)           (     71)
Accretion of discount
  on preferred stock
  series B                   (   49)                               (     49)

March 31, 1995       $8,300 $92,225  $30,000  ($149,046)  ($1,143)  ($19,664)




















The accompanying notes are an integral part of the consolidated financial statements.

                     OLD STONE CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
          Three Months Ended March 31, 1995 and 1994
                          (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (The "Company" or "OSC") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the "Bank" or "Old Stone"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") placed the Bank into receivership due to the Bank being critically undercapitalized.
 The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (the "RTC") was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 1995 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                     OLD STONE CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1995 and 1994
          ($ in Thousands except for per share data)
                          (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                              Three Months Ended
                                           March 31,       March 31,
                                           1995            1994
PRIMARY (LOSS):
Net (loss)                                   ($71)           ($71)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                     677             677
Net (loss) applicable to common stock       ($748)          ($748)

ALLOCATION OF PRIMARY (LOSS):

Income (loss) from continued operations     ($71)             $2
Deduct accretion of discount on series
  B preferred stock and preferred dividends  677              677
TOTAL NET (LOSS)                           ($748)          ($748)

AVERAGE SHARES OUTSTANDING              8,246,175       8,246,175

PRIMARY (LOSS) PER COMMON SHARE:           ($.09)          ($.09)


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of March 31,
1995, cumulative preferred dividends $8,794,078 ($8.40 per share) had not been declared or paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was $29,584 for the three month period ended March 31, 1995, compared to a loss of $34,902 for the three month period ended March 31, 1994.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 1995, the Corporation had $1.4 million in assets, $1.3 million in total liabilities, $19.8 million in redeemable preferred stock, and a stockholders' deficit of ($19.6) million, compared to $1.5 million in assets, $1.3 million in total liabilities, $19.7 million in redeemable preferred stock and stockholders' deficit of ($19.5) million at December 31, 1994.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $14,000 for the three month period ended March 31, 1995 as compared to the same period in 1994. This decrease was primarily attributable to a decrease in other income of $15,000 in the 1995 period over the comparable period in 1994 offset by an increase in interest income of $2,000.

Interest income was $11,000 for the three month period ended March 31, 1995, compared to $11,000 for the three month period ended March 31, 1994. Other income was $32,000 for the three month period ended March 31, 1995, compared to $47,000 for the three month period ended March 31, 1994. The decrease was primarily due to lower fee income generated by Old Stone Securities Company.

Total expenses decreased $14,000 for the three month period ended March 31, 1995 as compared to the three month period ended March 31, 1994. The decrease was primarily attributable to a reduction in salaries and benefits of $13,000, over the comparable period in 1994.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $124,000 for the three month period ended March 31, 1995, compared to $138,000 for the same period in 1994.

As a result of the foregoing, the Corporation reported net loss of $71,000 for the three month period ended March 31, 1995, compared to $71,000 for the same period in 1994.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1995 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1994 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

                  PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 1995 was $8,794,078.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OLD STONE CORPORATION


Date:  May    , 1995                    /s/Geraldine Nelson
                                       Geraldine Nelson
                                       President and Treasurer
                                       (Chief Executive and Chief
                                       Accounting Officer)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OLD STONE CORPORATION


Date:  May   , 1995
                                       Geraldine Nelson
                                       President and Treasurer
                                       (Chief Executive and Chief
                                       Accounting Officer)