Form 10-K/A
period 1994-12-31
OLD STONE CORP
filed 1995-06-12
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended DEC-31-1994

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