Form 10-Q/A
period 1995-03-31
OLD STONE CORP
filed 1995-07-14
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the Quarter Ended March 31, 1995

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

   As of the close of business on July 12, 1995, 8,246,175 shares of the Registrant's Common Stock were outstanding.

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

                                         OLD STONE CORPORATION
                                         (Registrant)

July   , 1995                            By:/s/ Geraldine Nelson
                                             Geraldine Nelson
                                             President