Form 10-Q
period 1995-06-30
OLD STONE CORP
filed 1995-08-11
CIK 74273

FORM 10Q


                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

[X]     Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For Quarter Ended June 30, 1995

   or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period of
        to



Commission File Number  08016



                          OLD STONE CORPORATION
      (Exact name of registrant as specified in its charter)


    Rhode Island                           050341273
 (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)    Identification Number)

                Four Davol Square, Suite 320
      Providence, Rhode Island               02903
  (Address of Principal Executive Offices)     Zip Code


                          (401) 5210065
        (Registrant's Telephone Number, Including Area Code)


*Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                     Yes:  X            No:

The number of shares outstanding of the registrant's Common
Stock, $1.00 par value, as of June 30, 1995:  8,246,175




                               INDEX

        PART I  FINANCIAL INFORMATION:        PAGE NO.



Item 1. Financial Statements

        Consolidated Balance Sheets                 1
        June 30, 1995 and December 31, 1994

        Consolidated Statements of Operations       2
        For the Three Months and Nine Months Ended
        June 30, 1995 and 1994

        Consolidated Statements of Changes          3
        in Stockholders'
        Equity (Deficit) -
        For the Three Months Ended June 30,
        1995 and 1994

        Consolidated Statements of Cash Flows       4
        For the Three Months Ended June 30, 1995 and 1994.

        Notes to Financial Statements               5

Item 2. Management's Discussion and Analysis of     7
        Financial Condition and Results of Operations


PART II  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities             9



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     OLD STONE CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                      ($ in Thousands)

                                    June 30,      December 31,
                                    1995          1994
                                    Unaudited

                                   ASSETS
Cash                                        $   31$   32
Short-term investments                         591  797
Loans (net of reserve for loan losses
    of $112 in 1995 and 1994)                  116117
Accrued interest receivable                      76
Other assets                                   640    534
TOTAL ASSETS                                $1,385$1,486


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities                      $     1,336$     1,319
TOTAL LIABILITIES                            1,3361,319

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and
  outstanding (Liquidation value $20,938)   19,80919,711

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
  authorized; 8,300,175 shares issued in 1995
  and 1994                                   8,3008,300
Additional paid-in capital                  92,17692,274
Surplus                                     30,00030,000
Accumulated deficit                       (149,093)   (148,975)
Treasury stock, at cost; 54,000 shares in 1995
  and 1994                               (   1,143)  (   1,143)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      ( 19,760)   ( 19,544)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                        $  1,385$  1,486

   The accompanying notes are an integral part of the consolidated financial statements.


                              OLD STONE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in Thousands except for per share data)
                                    (Unaudited)

                                   Three Months Ended  Six Months Ended
                                          June 30,             June 30,
                                 1995        1994     1995        1994
INCOME:
Interest income                  $ 12$ 11$ 25$ 22
Securities gains, net               9151724
Other income                       53 72 85119
TOTAL INCOME                       74 98127165

EXPENSES:
Salaries and employee benefits     4559 84111
Net occupancy expense               871715
Equipment expense, including
depreciation                        37 614
Other expenses                     64 72137143
TOTAL EXPENSES                    120145244283

(Loss) from continuing operations
  before income taxes            ( 46)      (  47)   ( 117)     ( 118)
Income taxes                      -0-111
NET (LOSS)                       ($46)      ($ 48)   ($118)     ($119)

NET (LOSS) AVAILABLE FOR
 COMMON STOCKHOLDERS            ($723)      ($725) ($1,472)   ($1,473)

AVERAGE SHARES OUTSTANDING  8,246,1758,246,1758,246,1758,246,175

(LOSS) PER SHARE                 ($.09)      ($.09)   ($.18)      ($.18)





   The accompanying notes are an integral part of the consolidated financial statements.



                           OLD STONE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 1995 and 1994
                            ($ in Thousands)
                               (Unaudited)


                                             1995        1994
Operating activities:
Net (loss)                                 ($118)        ($119)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
  (Increase) in interest receivable          ( 1)          ( 2)
  Other, net                                ( 89)    (      53)
    Net cash provided (used) by operating
    activities                           (   208)       (  174)

Investing activities:
Net decrease in investments                  206290
Net (increase) decrease in loans               1     2
    Net cash provided by investing
    activities                               207292

Increase (decrease) in cash                  ( 1)          118

Cash at beginning of period                   3218

Cash at end of period                        $31$136

















   The accompanying notes are an integral part of the consolidated financial statements.



                         OLD STONE CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                      Six Months Ended June 30, 1995 and 1994
                              ($ in Thousands)
                                  (Unaudited)


                    Additional
                Common       Paid-In
                                    AccumulatedTreasury
                Stock        Capital      Surplus
                        (Deficit)          Stock          Total
December 31, 1993  $8,300$92,470$30,000($148,595)      ($1,143)    ($18,968)

Net (loss)         ( 119)      ( 119)
Accretion of discount on
  preferred stock, series B     ( 98)      ( 98)

June 30, 1994      $8,300 $92,372$30,000($148,714)    ($1,143)      ($19,185)



December 31, 1994  $8,300$92,274$30,000($148,975)      ($1,143)    ($19,544)

Net (loss)         ( 118)      ( 118)
Accretion of discount on
  preferred stock, series B     ( 98)      ( 98)

June 30, 1995      $8,300 $92,176$30,000($149,093)    ($1,143)      ($19,760)















  The accompanying notes are an integral
part of the consolidated financial
statements.


                          OLD STONE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                 Six Months Ended June 30, 1995 and 1994
                               (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 1995 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended
June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.






                             OLD STONE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         Six Months Ended June 30, 1995 and 1994
                    ($ in Thousands except for per share data)
                              (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                           Three Months Ended  Six Months Ended
                          June 30,     June 30,
                          1995   1994  1995 1994
PRIMARY (LOSS):
Net (loss)              ($ 46)    ($ 48)($118)    ($119)
Deduct accretion of discount on
  series B preferred stock and
  preferred dividends     6776771,3541,354
Net (loss) applicable to common
stock    ($723)    ($725)($1,472)               ($1,473)

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations  ($46)     ($
48)    ($118)($119)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends 6776771,3541,354
TOTAL NET (LOSS)        ($723)    ($725)     ($1,472)    ($1,473)

Average shares outstanding   8,246,1758,246,1758,246,1758,246,175

PRIMARY (LOSS) PER
 COMMON SHARE            ($.09) ($.09)($.18) ($.18)

NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 1995, cumulative preferred dividends of
$9,422,226 ($9.00 per share) had not been declared or paid.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($44,000) for the six month period ended June 30, 1995, compared to a loss of ($69,000) for the six month period ended June 30, 1994.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old
Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At June 30, 1995, the Corporation had $1.4 million in assets, $1.3 million in total liabilities, $19.8 million in redeemable preferred stock, and a stockholders' deficit of ($19.7) million, compared to $1.5 million in assets, $1.3 million in total liabilities, $19.7 million in redeemable preferred stock and stockholders' deficit of ($19.5) million at December 31, 1994.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $24,000 for the three month period ended June 30, 1995 as compared to the same period in 1994. This decrease was primarily attributable to a decrease in securities gains of $6,000, and a decrease in other income of $19,000 in the 1995 period over the comparable period in 1994. Total income year to date decreased by $38,000 as compared to the same period in 1994. The decrease was primarily attributable to reductions in other income of $34,000 and a reduction in securities gains of $7,000 in the 1995 period over the comparable period in 1994. The decrease in other income is due primarily to a lower fee income generated by Old Stone Securities.

Interest income was $12,000 and $11,000 respectively, for the three month periods ended June 30, 1995 and 1994. Other income was $53,000 for the three month period ended June 30, 1995, compared to $72,000 for the three month period ended June 30, 1994.

Total expenses decreased $25,000 for the three month period ended
June 30, 1995 as compared to the three month period ended June
30, 1994. The decrease was primarily attributable to a reduction in salaries and benefits of $14,000 over the comparable period in 1994.

Total expenses year to date decreased $39,000 as compared to the same period in 1994. The decrease was primarily attributable to a decrease in salaries and benefits of $27,000 and a reduction in equipment expense of $8,000, respectively.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $120,000 for the three month period ended June 30, 1995, compared to $145,000 for the same period in 1994. Operating expenses year to date were $244,000 compared to $283,000 for the same period in 1994.

As a result of the foregoing, the Corporation reported a net loss of ($46,000) for the three month period ended June 30, 1995 compared to a net loss of ($48,000) for the same period in 1994.

The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1995 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1994 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, as well as for the same period in 1994, was ($.18).


                 PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 1995 was $8,794,078.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OLD STONE CORPORATION


Date:  August    , 1995          /s/Geraldine Nelson
                                 Geraldine Nelson
                                 President and Treasurer
                                 (Chief Executive and Chief
                                 Accounting Officer)