Form 10-Q
period 1995-09-30
OLD STONE CORP
filed 1995-11-15
CIK 74273

FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]       Quarterly Report Under Section 13 or 15(d) of the
Securities
          Exchange Act of 1934

          For Quarter Ended September 30, 1995

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



                     Yes:  X            No:

     The number of shares outstanding of the registrant's Common
Stock, $1.00 par value, as
of September 30, 1995:  8,246,175


INDEX

PART I - FINANCIAL INFORMATION:    PAGE NO.

Item 1.   Financial Statements

     Consolidated Balance Sheets -
1
     September 30, 1995 and December 31, 1994

     Consolidated Statements of Operations -
2
     For the Three Months and Nine Months Ended
     September 30, 1995 and 1994

     Consolidated Statements of Changes in Stockholders'
3
       Equity (Deficit) -
     For the Nine Months Ended September 30, 1995 and 1994

     Consolidated Statements of Cash Flows -
4
     For the Nine Months Ended September 30, 1995 and 1994.

     Notes to Financial Statements
5

Item 2.   Management's Discussion and Analysis of
7
     Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities
8




                 PART I - FINANCIAL INFORMATION
                  Item 1. Financial Statements

                      OLD STONE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                        ($ in Thousands)

                                     September 30,   December 31,
                                        1995          1994
                                       Unaudited

                             ASSETS

Cash                                    $29            $32
Short-term investments                  468            797
Loans (net of reserve for loan losses of $112 in
  1995 and 1994)                        115            117
Accrued interest receivable               7              6
Other assets                            621            534
TOTAL ASSETS                         $1,240         $1,486


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities               $     1,283    $     1,319
TOTAL LIABILITIES                     1,283          1,319

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and outstanding
  (Liquidation value $20,938)        19,858         19,711

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
  authorized; 8,300,175 shares issued in 1995
  and 1994                            8,300          8,300
Additional paid-in capital           92,128         92,274
Surplus                              30,000         30,000
Accumulated deficit              ( 149,186)     ( 148,975)
Treasury stock, at cost; 54,000 shares in 1995
  and 1994                         ( 1,143)       ( 1,143)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)( 19,901)    ( 19,544)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                   $1,240         $1,486


 The accompanying notes are an integral part of the consolidated financial statements.


                      OLD STONE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
           ($ in Thousands except for per share data)
                           (Unaudited)



Three Months Ended            Nine Months Ended

September 30,                       September 30,
                                1995   1994        1995     1994
INCOME:
Interest income               $    8  $  12     $    33  $    34
Securities gains, net             14     12          31       36
Other income                      58     38         143      157
TOTAL INCOME                      80     62         207      227

EXPENSES:
Salaries  and  employee benefits         39         54        123
165
Net occupancy expense              7     10          24       25
Equipment  expense,  including  depreciation         1          8
7                                 22
Other expenses                   126    106         263      249
TOTAL EXPENSES                   173    178         417      461

(Loss) from continuing operations
  before income taxes         (  93)   ( 116)   (  210)  (  234)
Income taxes                     ---    -0-           1        1
NET (LOSS)                    ($ 93)  ($116)    ($ 211)  ($ 235)

NET (LOSS) AVAILABLE FOR
 COMMON STOCKHOLDERS          ($770)  ($793)    ($2,242) ($2,266)

AVERAGE   SHARES   OUTSTANDING      8,246,175           8,246,175
8,246,175                     8,246,175

(LOSS)  PER  SHARE              ($ .09) ($ .10)    ($   .27)   ($
 .27)





 The accompanying notes are an integral part of the consolidated financial statements.

                      OLD STONE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 1995 and 1994
                        ($ in Thousands)
                           (Unaudited)


                                        1995           1994
Operating activities:
Net (loss)                             ($211)          ($235)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
  (Increase) in interest receivable    (  1)           ( 2)
  Other, net                           ( 123)          (      45)
     Net  cash provided (used) by operating activities   (   335)
(                                       282)

Investing activities:
Net decrease in investments              329            332
Net (increase) decrease in loans           3                4
     Net  cash  provided  by investing  activities            332
336

Increase (decrease) in cash            (  3)             54

Cash at beginning of period               32             18

Cash at end of period                  $  29           $ 72










The accompanying notes are an integral part of the consolidated financial statements.


                      OLD STONE CORPORATION
              CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIT)
          Nine Months Ended September 30, 1995 and 1994
                        ($ in Thousands)
                           (Unaudited)



Additional
                                           Common         Paid-In
Accumulated    Treasury
                                          Stock           Capital
Surplus         (Deficit)        Stock        Total
December  31,  1993       $  8,300     $  92,470       $   30,000
($148,595)    ($1,143)   ($18,968)

Net  (loss)                                                 (235)
(235)
Accretion of discount on
      preferred     stock,    series     B            (      147)
(147)

September   30,   1994       $   8,300    $92,323         $30,000
($148,830)    ($1,143)   ($19,350)



December   31,  1994         $   8,300   $92,274          $30,000
($148,975)    ($1,143)   ($19,544)

Net  (loss)                                    (             211)
(             211)
Accretion of discount on
      preferred    stock,    series    B           (         146)
(      146)

September   30,   1995     $   8,300       $92,128        $30,000
($149,186)    ($1,143)   ($19,901)













 The accompanying notes are an integral part of the consolidated financial statements.
                      OLD STONE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
          Nine Months Ended September 30, 1995 and 1994
                           (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 1995 the Company's business activities included its only surviving subsidiary, Old Stone
Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

OLD STONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 1995 and 1994
($ in Thousands except for per share data)
(Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                          Three Months Ended  Nine Months Ended
                                September 30,      September 30,
                          1995      1994      1995     1994
PRIMARY (LOSS):
Net (loss)            ($   93)   ($ 116)($    211)($   235)
Deduct accretion of discount on
  series B preferred stock and
  preferred dividends      677       677     2,031   2,031
Net (loss) applicable to common stock($ 770)($ 793)($ 2,242)
($ 2,266)

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations($    93) ($  116)($  211)  ($
235)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends     677     677    2,031   2,031
TOTAL NET (LOSS)       ($ 770)  ($  793) ($ 2,242)($2,266)

Average shares outstanding8,246,1758,246,1758,246,1758,246,175

PRIMARY (LOSS) PER
 COMMON SHARE     ($        .09)($       .10)$           .27)
($       .27)


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 1995, cumulative preferred dividends of $10,050,374 ($9.60 per share) had not been declared or paid.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old  Stone  Securities'  loss before income taxes was   ($43,000)
for the nine month period ended September 30, 1995, compared to a loss of ($112,000) for the nine month period ended September 30, 1994.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 1995, the Corporation had $1.2 million in assets, $1.3 million in total liabilities, $19.8 million in redeemable preferred stock, and a stockholders' deficit of ($19.7) million, compared to $1.5 million in assets, $1.3 million in total liabilities, $19.7 million in redeemable preferred stock and stockholders' deficit of ($19.5) million at December 31, 1994.

Despite its negative net worth position, the Corporation is not insolvent under Rhode Island law since it is able to pay its debts as they become due in the usual course of business. The Corporation is considering various options with respect to its financial position during the fourth quarter.

The Corporation's assets are currently being invested short-term, and  expenses  have  been  reduced to  a  level  that  management
believes   is   commensurate  with  the   Corporation's   current
activities pending resolution of any potential claims.

Results of Operations

Total income increased $18,000 for the three month period ended September 30, 1995 as compared to the same period in 1994. This increase was primarily attributable to an increase in securities gains of $2,000, and an increase in other income of $20,000 in the 1995 period over the comparable period in 1994. Total income year to date decreased by $20,000 as compared to the same period in 1994. The decrease was primarily attributable to reductions in other income of $14,000 and a reduction in securities gains of $5,000 in the 1995 period over the comparable period in 1994. The decrease in other income is due primarily to a lower fee income generated by Old Stone Securities.

Interest income was $8,000 and $12,000 respectively, for the three month periods ended September 30, 1995 and 1994. Other income was $58,000 for the three month period ended September 30, 1995, compared to $38,000 for the three month period ended September 30, 1994.

Total expenses decreased $5,000 for the three month period ended September 30, 1995 as compared to the three month period ended September 30, 1994. The decrease was primarily attributable to a reduction in salaries and benefits of $15,000 over the comparable period in 1994 offset by an increase in all other expenses of $10,000.

Total expenses year to date decreased $44,000 as compared to the same period in 1994. The decrease was primarily attributable to a decrease in salaries and benefits of $42,000.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $173,000 for the three month period ended September 30, 1995, compared to $178,000 for the same period in 1994. Operating expenses year to date were $417,000 compared to $461,000 for the same period in 1994.

As a result of the foregoing, the Corporation reported a net loss of ($93,000) for the three month period ended September 30, 1995 compared to a net loss of ($116,000) for the same period in 1994.

The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1995 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.10) for the three month period ended September 30, 1994 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, as well as for the same period in 1994, was ($.27).


PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the Preferred Stock), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 1995 was $10,050,373.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November   , 1995
     /s/Geraldine Nelson
     Geraldine Nelson
     President and Treasurer
                              (Chief Executive and Chief
                              Accounting Officer)