Form 10-K
period 1995-12-31
OLD STONE CORP
filed 1996-04-01
CIK 74273

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                        or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8016

                              OLD STONE CORPORATION

             (Exact name of registrant as specified in its charter)

          Rhode Island                  05-0341273
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)


     Four Davol Square, Suite 320
    Providence, Rhode Island            02903
(Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code:  (401) 521-0065

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

         As of the close of business on March 25, 1996, 8,246,175 shares of the Registrant's Common Stock were outstanding.

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

Employees

         As of December 31, 1995, the Corporation had no employees. As of such date, Old Stone Securities employed 3 persons, all of whom were full-time.

     ITEM 2.  PROPERTIES

         The administrative offices of the Corporation and Old Stone Securities are located at Four Davol Square, Suite 320, in Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $2,553, which amount is paid by Old Stone Securities.

     ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is not aware of any pending or threatened legal proceedings against the Corporation or Old Stone Securities, except as noted in the counterclaim discussed below.

         On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background".

         On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank purchasing certain assets and assuming certain liabilities of Defendant, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits as regulatory capital to be amortized over a period of 25 to 30 years. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits as part of regulatory capital and caused the Bank to write off immediately approximately $75 million of such capital credits. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against Plaintiffs for alleged breach of Plaintiffs' net worth maintenance agreement. The Plaintiffs have filed an answer denying such counterclaim. The case is one of several similar cases pending before the U.S. Court of Federal Claims. The case as to the Corporation has been stayed pending the outcome of such other suits. In addition, the impact of the Bank Closing on the claims made by the Bank is unclear since an agency of the Defendant now acts as receiver for the Bank. No prediction as to the outcome of this case can be made at this time.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1995.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until January 29, 1993, the Corporation's Common Stock, $1.00 par value (the "Common Stock"), was quoted on the NASDAQ National Market and was traded under the symbol "OSTN". As of the date hereof, there is no established public trading market for the Common Stock. Book value per share of Common Stock after treating the Bank as a discontinued operation in light of the Bank Closing was ($2.37) on December 31, 1994, compared to ($2.30) on December 31, 1993. At March 25, 1995, there were 8,246,175 shares of Common Stock of the Corporation outstanding held by approximately 40,300 shareholders of record.

         The following table shows the Corporation's Common Stock activity. Indicated are the high and low bid quotations and dividends paid for each of the four quarters in 1992.


                                                         1992
                                         -------------------------------------
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

     ITEM 6.  SELECTED FINANCIAL DATA

         On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Corporation's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1993, 1994 or 1995 operations. The Corporation has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1994 and 1995 the Corporation's statements of financial condition do not include any assets or liabilities of the Bank.
         The following schedule of selected financial information includes the three years ending December 31, 1993, 1994 and 1995.

         Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):


Fiscal Year Ended:         December 31,        December 31,         December 31,
                              1993                1994                  1995
INCOME:
Interest income              $   51              $  47                     $42
Other income                    357                230                      229
Total income                    408                277                      271

EXPENSES:
Interest expense                  6                  0                        0
Salaries and benefits           216                211                      166
Other operating expenses        502                420                      385
Total expense                   724                631                      551

INCOME:

(loss) from continuing
operations before
income taxes              $    (316)            $  (354)                $  (280)
Income taxes (credit)            (7)                 26                        9
(loss) from continuing
operations                     (309)               (380)                   (289)
(loss) from discontinued
operations
                                  0                  0                      182
                             --------            ------                --------

NET (LOSS)                      (309)               (380)                 (471)

Net loss available
 to common shareholders     $ (3,017)           $ (3,088)           $   (3,179)
Loss per share:
 From continuing operations    ($.37)              ($.37)                ($.36)
 From discontinued             0                    0                     (.02)
operations
 Net                           ($.37)              ($.37)                ($.38)

Average shares outstanding  8,246,175           8,246,175             8,246,175

ASSETS:
Cash                          $    18             $   32                $   272
Short-term investments          1,150                797                    424
Loans receivable, net             122                117                    76
Other assets                      543                540                    293
                                ------              -----                  ----

TOTAL                         $ 1,833             $ 1,486              $  1,065

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                       5                   0                    0
Other liabilities                1,281               1,319                 1,369
Total liabilities                1,286               1,319                 1,369

Redeemable preferred stock      19,515              19,711                19,908
Stockholders' equity (deficit) (18,968)            (19,544)            (20,212)
                               --------            --------            --------
                               $1,833             $  1,486            $   1,065




         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Corporation's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1993, 1994 or 1995 operations. The Corporation has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1994 and 1995 the Corporation's statements of financial condition do not include any assets or liabilities of the Bank.

Current Operations

         As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

         Old Stone Securities' loss before income taxes was $67,032 for the year ended December 31, 1995, compared to a loss of $150,311 for the year ended December 31, 1994.

         Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time. Various expense saving measures were instituted at Old Stone Securities during the fourth quarter of 1994, as indicated by the improved operating results in 1995.

         Since the Bank Closing, and except for the operation of Old Stone Securities, the Corporation's primary expenses have been legal, insurance, accounting, and transfer agent expenses.

Liquidity and Capital Resources

         At December 31, 1995, the Corporation had $1.1 million in assets, $1.4 million in total liabilities, $19.9 million in redeemable preferred stock, and a stockholder's deficit of ($20.2) million, compared to $1.5 million in assets, $1.3 million in total liabilities, $19.7 million in redeemable preferred stock and stockholders' deficit of ($19.5) million at December 31, 1994.

         The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims. See "Current Operations" above.

     Results for Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         The Corporation reported net loss of ($471,000) for the year ended December 31, 1995 compared to a loss of ($380,000) for the year ended December 31, 1994.

     Interest income was $42,000 for the year ended December 31, 1995, compared to $47,000 for the year ended December 31, 1994.

         All other income, including securities gains was $229,000 for the year ended December 31, 1995, compared to $230,000 for the year ended December 31, 1994.

         Since the Bank Closing, the Corporation's primary operating expenses have been legal, insurance and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $551,000 for the year ended December 31, 1995, compared to $631,000 for the year ended December 31, 1994.

         Salaries and benefits for the year ended 1994 were $166,000 compared to $211,000 for 1994.

         The loss from discontinued operations in the amount of ($182,000) for the year ended December 31, 1995 is a direct result of a settlement between the Resolution Trust Corporation (the "RTC") and the former directors and officers of Old Stone Bank. Under the terms of the agreement, the Corporation paid $100,000 to the RTC as full settlement and released the former directors and officers of Old Stone Bank from any and all obligations owed Old Stone Bank and its successors-in-interest. The loss is comprised of the payment to the RTC in the amount of $100,000 as well as legal expenses of $82,492.

         The loss per share from continuing operations was ($.36) for the year ended December 31, 1995 after the deduction of preferred dividends of $2.7 million. The loss per share from continuing operations was ($.37) for the year ended December 31, 1994 after the deduction of preferred dividends of $2.7 million. The loss per share from discontinued operations was ($.02) for the year ended December 31, 1995. The total loss per share was ($.38) for the year ended December 31, 1995 compared to ($.37) for the year ended December 31, 1994. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the common stock until the aggregate deficiency on the preferred stock dividends is paid in full.

         The Corporation had total assets of $1.1 million at December 31, 1995, compared to $1.5 million at December 31, 1994. The reduction in assets from 1994 was primarily due to the funding of the 1995 cash operating losses.

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

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Corporation's Consolidated Financial Statements for the year ended December 31, 1995 is filed as Exhibit 99 to this report.

         Lefkowitz, Garfinkel, Champi & DiRienzo P.C. ("LGC&D") has been engaged by the Corporation to audit the Corporation's financial statements for the year ended December 31, 1995.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January, 1994 the Corporation engaged LGC&D to audit the Corporation's financial statements for the year ended December 31, 1993. The engagement of LGC&D was approved by the Corporation's Board of Directors. As a result of a fee dispute, the Corporation did not engage Deloitte & Touche ("Deloitte"), which had audited the Corporation's financial statement for the years ended December 31, 1991 and 1992. Deloitte had not expressed an opinion on the Corporation's financial statements for 1992 because of uncertainties resulting from the Bank Closing. However, it should be noted that there had been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

                                                                  Director        Term
Name                      Age   Principal Occupation               Since          Expires*

Howard W. Armbrust        68    Chairman and Chief Executive       1974           1995
                                Officer, Armbrust Corporation
                                (chain and jewelry manufacutrer)
Bernard V. Buonanno, Jr.  58    Partner, Edwards & Angell (law     1979           1994
                                firm)
                                Director, A.T. Cross Company

Robert E. DeBlois         62    Chairman, President and Chief      1974           1995
                                Executive Officer Officer,
                                DeBlois Oil Company Officer,
                                DeBlois Oil Company (oil
                                distributor)

Thomas P. Dimeo           65    Chairman, The Dimeo Group of       1974           1995
                                Companies (construction industry)

Allen H. Howland          75    Chairman and Chief Executive       1992**         1994
                                Officer, Original Bradford Soap
                                Works, Inc. (manufacturer of
                                private label soaps)

Beverly E. Ledbetter      52    Vice President and General         1981           1995
                                Counsel, Brown University

Alfred J. Verrecchia      53    Chief Operating Officer and        1987           1993
                                Director, Hasbro, Inc. (toy
                                manufacturer)

Richmond Viall, Jr.        76   Private Investor                   1992***        1993


* The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors has been held since 1992.
**  Also served as a Director from 1981 to 1991.
*** Also served as a Director from 1974 to 1991.

         Immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank. A limited slate of new officers was elected by the Board of Directors on March 8, 1993, none of whom would be considered executive officers of the Corporation under the Rules.

         ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         The Act and the Rules require disclosure of certain information on Executive Compensation with respect to the Corporation and its subsidiaries for the year ended December 31, 1995. Immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank and a limited slate of new officers was elected on March 8, 1993. None of the new slate of officers elected on March 8, 1993 would be considered executive officers of the Corporation under the Rules.

Meetings and Compensation of Board of Directors

         For the fiscal year ended December 31, 1995, Directors received no compensation for serving on the Board or attending committee meetings.

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


Amount and Nature of Beneficial Ownership of Common Stock (1)

                        Sole     Shared   Sole          Shared       Percent
                        Voting   Voting   Dispositive   Dispositive  of Class(2)
                        Power    Power    Power         Power

Old Stone Employee
  Stock Ownership Plan    0        0         0          2,065,175(3)     25.04
150 South Main Street
Providence, RI  02903

(1) This information with respect to beneficial ownership is based upon information obtained by the Corporation as of December 31, 1994 from the RTC as Trustee of the ESOP.

(2) This percentage is calculated assuming that no outstanding options are exercised.

(3) Employees have sole voting power over all shares of Common Stock which have been allocated to their accounts. Prior to December 31, 1991, shares of Common Stock purchased by the ESOP with borrowed funds were allocated to employees' accounts only as and to the extent that the ESOP's debt was amortized. Unallocated shares were held in a suspense account and, in accordance with the Ninth Amendment to the ESOP adopted on September 27, 1988, were at all times voted in the same proportion as allocated shares. The borrowings were paid in full during 1991, and as a result, 465,524.747 unallocated shares were allocated to employees' accounts, 826,000 unallocated shares were returned to the Corporation and 17,596.813 shares were held in a suspense account until July 6, 1992, at which time such shares were sold to pay Plan expenses. The Ninth Amendment also provides pass-through tender offer rights to Plan participants with respect to all allocated ESOP shares. The Trustee has sole dispositive power with respect to all ESOP shares in all circumstances other than a tender or exchange offer.

Security Ownership of Directors

         The following table sets forth information furnished to the Corporation by all present Directors regarding amounts of Common Stock of the Corporation owned by them on December 31, 1995. No director owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Individual or Identity
of and Number of Person in Group      Number of Shares         Percent of Class
- --------------------------------      ----------------         ----------------

Howard W. Armbrust                        2,000                   *

Bernard V. Buonanno, Jr.                  4,613                   *

Robert E. DeBlois                         4,742                   *

Thomas P. Dimeo                          11,000  (1)              *

Allen H. Howland                          2,557  (2)              *

Beverly E. Ledbetter                        333                   *

Alfred J. Verrecchia                      1,526                   *

Richmond Viall, Jr.                      10,000  (3)              *

All current Directors of the Corporation
as a goup (8 persons)
 TOTAL of the Above Shares                6,771  (4)              *

 --------------------

(1) Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2) Excludes 100 shares owned by Mr. Howland's spouse, as to which he disclaims beneficial ownership.

(3) Excludes 284 shares held by Mr. Viall's spouse, as to which he disclaims beneficial ownership.

(4) Includes shares held jointly, or in other capacities, as to which, in some cases, beneficial ownership is disclaimed.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

         During 1995, the Corporation sold to an unrelated third party various notes evidencing indebtedness of certain of its former officers for a nominal sum. The Corporation had previously fully reserved for such indebtedness in its financial statements.

         Mr. Buonanno is a partner of Edwards & Angell, a law firm retained by the Corporation on various legal matters. The dollar amount of fees paid to Edwards & Angell during 1995 did not exceed 5% of Edwards & Angell's gross revenues for 1995.

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  and  2.  List  of  Financial  Statements  and  Financial  Statement
Schedules

          (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as
     Exhibit 99 to this report.

     Consolidated Balance Sheets - December 31, 1995 and 1994

          Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) Years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flow - Years ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

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

          (3) List of Exhibits -- See Item 14(c) below.

     (b) Reports on Form 8-K

          None

     (c) Exhibit Index.

                  Exhibit                                   Page

          (21)   Subsidiaries of the Registrant
                 (Exhibit 21 to the Corporation's
                  Annual Report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference herein.)

          (99)    Consolidated Financial Statements

     (d) All other financial statement schedules required by Regulation S-X promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OLD STONE CORPORATION
                                       (Registrant)

March 25, 1996                         By:/s/ Geraldine Nelson
                                       Geraldine Nelson President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 25, 1996.

/s/ Geraldine Nelson                    President and Treasurer
Geraldine Nelson


/s/ Howard W. Armbrust                  Director
Howard W. Armbrust


/s/ Bernard V. Buonanno, Jr.            Director
Bernard V. Buonanno, Jr.


/s/ Robert E. DeBlois                   Director
Robert E. DeBlois


/s/ ______________                      Director
Thomas P. Dimeo


/s/ Allen H. Howland                    Director
Allen H. Howland


/s/ Beverly E. Ledbetter                Director
Beverly E. Ledbetter


/s/ Alfred J. Verrecchia                Director
Alfred J. Verrecchia


/s/ Richmond Viall, Jr.                 Director
Richmond Viall, Jr.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OLD STONE CORPORATION
                                      (Registrant)

March   , 1996                        By:
                                      Geraldine Nelson
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March , 1996.

- ------------------------            President and Treasurer
Geraldine Nelson


- ------------------------            Director
Howard W. Armbrust


- -------------------------           Director
Bernard V. Buonanno, Jr.


- -------------------------           Director
Robert E. DeBlois


- -------------------------           Director
Thomas P. Dimeo


- --------------------------          Director
Allen H. Howland


- --------------------------          Director
Beverly E. Ledbetter


- --------------------------          Director
Alfred J. Verrecchia


- --------------------------          Director
Richmond Viall, Jr.

EXHIBIT 21

SUBSIDIARIES OF OLD STONE CORPORATION


Old Stone Securities Company is the Company's only significant subsidiary.

EXHIBIT 99

     OLD STONE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993