Form 10-Q
period 1996-03-31
OLD STONE CORP
filed 1996-05-13
CIK 74273

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

INDEX

PART I -        FINANCIAL INFORMATION:                              PAGE NO.

Item 1.         Financial Statements

                Consolidated Balance Sheets -                           1
                June 30, 1995 and December 31, 1994

                Consolidated Statements of Operations -                 2
                For the Three Months and Nine Months Ended
                June 30, 1995 and 1994

                Consolidated Statements of Changes in Stockholders'     3
                  Equity (Deficit) -
                For the Three Months Ended June 30, 1995 and 1994

                Consolidated Statements of Cash Flows -                 4
                For the Three Months Ended June 30, 1995 and 1994.

                Notes to Financial Statements                           5

Item 2.         Management's Discussion and Analysis of                 7
                Financial Condition and Results of Operations


PART II -       OTHER INFORMATION

Item 3.         Defaults Upon Senior Securities                         8

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)


                                                                   March 31,                 December 31,
                                                                      1996                      1995
                                                                   Unaudited

                                     ASSETS
Cash                                                               $        290              $         272
Short-term investments                                                      380                        424
Loans (net of reserve for loan losses of $114 in
  1996 and 1995)                                                             75                         76
Accrued interest receivable                                                   7                          7
Other assets                                                                 74                        286
                                                                   ------------              -------------
TOTAL ASSETS                                                       $        826              $       1,065
                                                                    ===========               ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities                                                         1,200                      1,369
                                                                   ------------              -------------
TOTAL LIABILITIES                                                         1,200                      1,369

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and outstanding
  (Liquidation value $20,938)                                            19,957                     19,908

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
  authorized; 8,300,175 shares issued in 1995
  and 1994                                                                8,300                      8,300
Additional paid-in capital                                               92,029                     92,077
Surplus                                                                  30,000                     30,000
Accumulated deficit                                                (    149,517)             (     149,446)
Treasury stock, at cost; 54,000 shares in 1996
  and 1995                                                         (      1,143)             (       1,143)
                                                                     ----------                -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (     20,331)             (      20,212)
                                                                     ----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                 $        826              $       1,065
                                                                    ===========               ============



               The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                   ($ in Thousands except for per share data)
                                   (Unaudited)


                                                                           1996                       1995
                                                                           ----                       ----

INCOME:
Interest income                                                    $          7              $          13
Securities gains, net                                                        11                          8
Other income                                                                 39                         32
                                                                   ------------              -------------
TOTAL INCOME                                                                 57                         53
                                                                   ------------              -------------

EXPENSES:
Salaries and employee benefits                                               40                         39
Net occupancy expense                                                         7                          9
Equipment expense, including depreciation                                     2                          3
Other expenses                                                               79                         73
                                                                   ------------              -------------
TOTAL EXPENSES                                                              128                        124
                                                                   ------------              -------------

Income (loss) from continuing operations before
  income taxes                                                     (         71)              (         71)
Income taxes                                                                -0-                        -0-
                                                                   ------------              -------------
NET (LOSS)                                                         ($        71)             ($         71)
                                                                     ==========                ===========

NET (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                                     ($       748)             ($        748)

(LOSS) PER SHARE:                                                  (        .09)             (         .09)

AVERAGE SHARES OUTSTANDING                                            8,246,175                  8,246,175










               The accompanying notes are an integral part of the consolidated financial statements.


                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                ($ in Thousands)
                                   (Unaudited)


                                                                           1996                       1995
                                                                           ----                       ----
Operating activities:
Net (loss)                                                         ($        71)             ($         71)
Adjustments to  reconcile  net (loss) to net cash  provided  (used) by operating activities:
  (Increase) in interest receivable                                         -0-              (           1)
  Other, net                                                                 44              (          17)
                                                                    -----------                -------------
    Net cash provided (used) by operating activities               (         27)             (          89)

Investing activities:
Net decrease in investments                                                  44                         81
Net (increase) decrease in loans                                              1                          1
                                                                   ------------               ------------
    Net cash provided by investing activities                                45                         82

Increase (decrease) in cash                                                  18              (           7)

Cash at beginning of period                                                 272                         32
                                                                   ------------              -------------

Cash at end of period                                              $        290              $          25
                                                                    ===========               ============

















               The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 1996 and 1995
                                ($ in Thousands)
                                   (Unaudited)



                                               Additional
                                    Common     Paid-In                   Accumulated   Treasury
                                    Stock      Capital     Surplus       (Deficit)     Stock         Total

December 31, 1994                $  8,300    $ 92,274     $  30,000    ($ 148,975)     ($ 1,143)    ($ 19,544)

Net (loss)                                                             (       71)                   (     71)
Accretion of discount on
  preferred stock series B                   (     49)                                               (     49)
                                 -----------------------------------------------------------------------------

March 31, 1995                   $  8,300    $ 92,225     $  30,000    ($ 149,046)     ($ 1,143)     ($19,664)
                                 =============================================================================



December 31, 1995                $  8,300    $ 92,077     $  30,000     ($149,446)     ($ 1,143)     ($20,212)

Net (loss)                                                             (       71)                   (     71)
Accretion of discount on
  preferred stock series B                   (     48)                                               (     48)
                                 -----------------------------------------------------------------------------

March 31, 1996                   $  8,300    $ 92,029     $  30,000    ($ 149,517)     ($ 1,143)     ($20,331)
                                 =============================================================================



               The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 1996 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                                            Three Months Ended
                                                                      March 31,              March 31,
                                                                      1996                   1995
PRIMARY (LOSS):
Net (loss)                                                         ($        71)             ($         71)
Deduct accretion of discount on series B preferred
  stock and preferred dividends                                             677                        677
                                                                   ------------              -------------
Net (loss) applicable to common stock                              ($       748)             ($        748)
                                                                     ==========                ===========

ALLOCATION OF PRIMARY (LOSS):

Income (loss) from continued operations                            ($        71)             ($         71)
Deduct accretion of discount on series B preferred
  stock and preferred dividends                                             677                        677
                                                                   ------------              -------------
TOTAL NET (LOSS)                                                   ($       748)             ($        748)
                                                                     ==========                ============

AVERAGE SHARES OUTSTANDING                                            8,246,175                  8,246,175
                                                                   ============                ============

PRIMARY (LOSS) PER COMMON SHARE:                                   ($       .09)             ($       .09)
                                                                     ==========                ==========


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991,  the  annual  dividend  of $2.40 per share of the  Preferred
Series B stock was suspended. As of March 31, 1996, cumulative preferred dividends $11,306,671 ($10.80 per share) had not been declared or paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was $27,058 for the three month period ended March 31, 1996, compared to a loss of $29,586 for the three month period ended March 31, 1995.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 1996, the Corporation had $.8 million in assets, $1.2 million in total liabilities, $19.9 million in redeemable preferred stock, and a stockholders' deficit of ($20.3) million, compared to $1.1 million in assets, $1.4 million in total liabilities, $19.9 million in redeemable preferred stock and stockholders' deficit of ($20.2) million at December 31, 1995.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $4,000 for the three month period ended March 31, 1996 as compared to the same period in 1995. This increase was primarily attributable to an increase in other income of $7,000 in the 1996 period over the comparable period in 1995 offset by a decrease in interest income of $5,000.

Interest income was $7,000 for the three month period ended March 31, 1996, compared to $13,000 for the three month period ended March 31, 1995. Other income was $39,000 for the three month period ended March 31, 1996, compared to $32,000 for the three month period ended March 31, 1995. The increase was primarily due to higher fee income generated by Old Stone Securities Company.

Total expenses increased $4,000 for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995. The increase was primarily attributable to increases in other expenses of $6,000, over the comparable period in 1995.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $128,000 for the three month period ended March 31, 1996, compared to $124,000 for the same period in 1995.

As a result of the foregoing, the Corporation reported net loss of $71,000 for the three month period ended March 31, 1996, compared to $71,000 for the same period in 1995.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1996 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1995 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 1996 was $11,306,671.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May  , 1996

                                   s/Geraldine Nelson
                                   Geraldine Nelson
                                   President and Treasurer
                                   (Chief Executive and Chief
                                   Accounting Officer)