Form 10-Q
period 1996-06-30
OLD STONE CORP
filed 1996-08-14
CIK 74273

FORM 10Q


                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

[X]        Quarterly Report Under 13 or 15(d)
           of the Securities Exchange Act of 1934

           For Quarter Ended June 30, 1996

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of to


Commission File Number 08016

                                    OLD STONE CORPORATION
                    (Exact name of registrant as specified in its charter)

                     Rhode Island                              050341273
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)               Identification Number)

                     957 Warren Avenue
               East Providence, Rhode Island                        02914
         (Address of Principal Executive Offices)                 Zip Code


                                 (401) 434-3314
              (Registrant's Telephone Number, Including Area Code)


* Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                      Yes:  X               No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of June 30, 1996; 8,246,175


                      INDEX

               PART I  FINANCIAL INFORMATION:                    PAGE NO.

Item 1. Financial Statements

        Consolidated Balance Sheets                                  1
        June 30, 1996 and December 31, 1995

        Consolidated Statements of Operations                        2
        For the Three Months and Six Months Ended
        June 30 1996 and 1995

        Consolidated Statements of Changes                           3
        in Stockholders'
        Equity (Deficit) -
        For the Three Months Ended June 30,
        1996 and 1995

        Consolidated Statements of Cash Flows                        4
        For the Three Months Ended June 30, 1996 and 1995.

        Notes to Financial Statements                                5

Item 2. Management's Discussion and Analysis of                      7
        Financial Condition and Results of Operations

               PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                            9

Item 3. Defaults Upon Senior Securities                              9

                                PART I - FINANCIAL INFORMATION
                                 Item 1. Financial Statements

                                     OLD STONE CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                       ($ in Thousands)


                                                      June 30,    December 31,
                                                        1996          1995
                                                     Unaudited

                                    ASSETS
Cash                                                   $  38         $  272
Short-term investments                                   544            424
Loans (net of reserve for loan losses of $112 in
  1996 and 1995)                                          75             76
Accrued interest receivable                                7              7
Other assets                                              76            286
                                                      ------          -----
TOTAL ASSETS                                          $  740         $1,065
                                                       =====          =====


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other liabilities                                     $1,167         $1,369
                                                       -----          -----
TOTAL LIABILITIES                                      1,167          1,369

REDEEMABLE PREFERRED STOCK

Preferred stock, series B, $1.00 par value;
1,046,914 shares authorized, issued and
outstanding                                           20,005         19,908
  (Liquidation value $20,938)
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
authorized; 8,300,175 shares issued in 1996
  and 1995                                             8,300          8,300

Additional paid-in capital                            91,981         92,077

Surplus                                               30,000         30,000

Accumulated deficit                                 (149,570)      (149,446)

Treasury  stock,  at cost;  54,000  shares in 1996
and 1995                                             ( 1,143)       ( 1,143)
                                                       -----          -----

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                ( 20,432)       (20,212)
                                                      ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $    740       $  1,065
                                                     =======       ========


     The accompanying notes are an integral part of the consolidated financial statements.

                                     OLD STONE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          ($ in Thousands except for per share data)
                                          (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                       June 30,                   June 30
                                                  1996         1995          1996           1995
                                                  ----         ----          ----           ----
INCOME:
Interest income                                    $ 5           $12            12            $25
Securities gains, net                               16             9            27             17
Other income                                        43            53            82             85
                                                    --            --           ---            ---
TOTAL INCOME                                        64            74           121            127
                                                    --           ---           ---            ---

EXPENSES:
Salaries and employee benefits                      45            45            85             84
Net occupancy expense                                8             8            15             17
Equipment expense, including depreciation            2             3             4              6
Other expenses                                      62            64           141            137
                                                    --           ---           ---            ---
TOTAL EXPENSES                                     117           120           245            244
                                                   ---           ---           ---            ---

(Loss) from continuing operations
  before income taxes                             ( 53)         ( 46)        ( 124)         ( 117)
Income taxes                                        -0-           -0-           -0-             1
                                                    ---           ---           ---             -
NET (LOSS)                                        ($53)        ($ 46)        ($124)         ($118)
                                                    ==           ===           ===            ===

NET (LOSS) AVAILABLE FOR
 COMMON STOCKHOLDERS                             ($730)        ($723)      ($1,478)       ($1,472)

AVERAGE SHARES OUTSTANDING                   8,246,175     8,246,175     8,246,175      8,246,175
                                             =========     =========     =========      =========

(LOSS) PER SHARE                                 ($.09)        ($.09)        ($.18)        ($.18)
                                                  ====           ====          ====          ====








The accompanying notes are an integral part of the consolidated financial statements

                                     OLD STONE CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY (DEFICIT)
                            Six Months Ended June 30, 1996 and 1995
                                       ($ in Thousands)
                                          (Unaudited)


                                       Additional                                  Accumulated
                                Common     Paid-In                                 Treasury
                                Stock      Capital     Surplus     (Deficit)      Stock        Total
December 31, 1994              $8,300     $92,274     30,000     ($148,975)     ($1,143)    ($19,544)

Net (loss)                                                           (118)                     ( 118)
Accretion of discount on
  preferred stock, series B                  ( 98)                                               (98)
                                             -----                                               ----

June 30, 1995                  $8,300     $92,176     $30,000    ($149,093)     ($1,143)    ($19,760)
                               ======     =======     =======    ==========     ========    =========


December 31, 1995              $8,300     $92,077     $30,000    ($149,446)     ($1,143)    ($20,212)

Net (loss)                                                          ( 124)                     ( 124)
Accretion of discount on
  preferred stock, series B                  ( 96)                                              ( 96)
                                             -----                                              -----

June 30, 1996                  $8,300     $91,981     $30,000    ($149,570)     ($1,143)    ($20,432)
                               ======     =======     =======    ==========     ========    =========







    The accompanying notes are an integral part of the consolidated financial statements.

                                     OLD STONE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30, 1996 and 1995
                                       ($ in Thousands)
                                          (Unaudited)


                                                                    1996             1995
                                                                    ----             ----
Operating activities:
Net (loss)                                                         ($  124)         ($  118)

Adjustments to  reconcile  net (loss) to net
    cash  provided  (used) by operating activities:
    (Increase) in interest receivable                                   -0-        (      1)
    Other, net                                                           9         (     90)
                                                                 ---------          -------
    Net cash provided (used) by operating
    activities                                                    (    115)         (   209)

Investing activities:
Net (increase) decrease in investments                            (    120)             206
Net decrease in loans                                                    1                1
                                                                 ---------         --------
    Net cash provided by investing activities                    (     119)             208
                                                                 ----------         -------

(Decrease) in cash                                                (    234)        (      1)

Cash at beginning of period                                            272               32
                                                                  --------          -------

Cash at end of period                                            $      38         $     31

                                                                 =========         ========












        The accompanying notes are an integral part of the consolidated financial statements.

        OLD STONE CORPORATION NOTES TO FINANCIAL STATEMENTS Six Months Ended June 30, 1996 and 1995 (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 1996 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                                     OLD STONE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                            Six  Months  Ended  June  30,  1996  and  1995
                        ($ in Thousands except for per share data)
                                          (Unaudited)



NOTE 2 - (LOSS) PER SHARE


The calculation of loss per share is as follows ($ in thousands, except for per share amounts):


                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                         1996           1995          1996           1995
                                         ----           ----          ----           ----
PRIMARY (LOSS):
Net (loss)                                ($53)         ($ 46)        ($124)         ($118)
Deduct accretion of discount on
  series B preferred stock and
  preferred dividends                      677            677         1,354          1,354
                                           ---            ---         -----          -----
Net  (loss)  applicable  to  common      ($730)         ($723)      ($1,478)       ($1,472)
                                           ===            ===         =====          =====
stock

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations          ($53)         ($ 46)        ($124)         ($118)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                  677            677         1,354          1,354
                                           ---            ---         -----          -----
TOTAL NET (LOSS)                         ($730)         ($723)      ($1,478)       ($1,472)
                                           ===            ===         =====          =====

Average shares outstanding           8,246,175      8,246,175     8,246,175      8,246,175
                                     =========      =========     =========      =========

PRIMARY (LOSS) PER
 COMMON SHARE                           ($.09)         ($.09)        ($.18)         ($.18)
                                         ====           ====          ====           ====


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 1996, cumulative preferred dividends of $11,934,820 ($11.40 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT OPERATIONS

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($42,415) for the six month period ended June 30, 1996, compared to a loss of ($44,000) for the six month period ended June 30, 1995.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Corporation had $.7 million in assets, $1.1 million in total liabilities, $20.0 million in redeemable preferred stock, and a stockholders' deficit of ($20.4) million, compared to $1.1 million in assets, $1.4 million in total liabilities, $19.9 million in redeemable preferred stock and stockholders' deficit of ($20.2) million at December 31, 1995.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

RESULTS OF OPERATIONS

Total income decreased $10,000 for the three month period ended June 30, 1996 as compared to the same period in 1995. This decrease was primarily attributable to a decrease in interest income of $7,000, and a decrease in other income of $10,000, offset by an increase in securities gains of $7,000 in the 1996 period over the comparable period in 1995. Total income year to date decreased by $6,000 as compared to the same period in 1995. The decrease was primarily attributable to reductions in other income of $3,000 and a reduction in interest income of $13,000 offset by an increase in securities gains of $10,000 in the 1996 period over the comparable period in 1995.

Interest income was $5,000 and $12,000 respectively, for the three month periods ended June 30, 1996 and 1995. Other income was $43,000 for the three month period ended June 30, 1996, compared to $53,000 for the three month period ended June 30, 1995.

Total expenses decreased $3,000 for the three month period ended June 30, 1996 as compared to the three month period ended June 30, 1995. The decrease was primarily attributable to a reduction in other expenses of $2,000 over the comparable period in 1995.

Total expenses year to date increased $1,000 as compared to the same period in 1995.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $117,000 for the three month period ended June 30, 1996, compared to $120,000 for the same period in 1995. Operating expenses year to date were $245,000 compared to $244,000 for the same period in 1995.

As a result of the foregoing, the Corporation reported a net loss of ($53,000) for the three month period ended June 30, 1996 compared to a net loss of ($46,000) for the same period in 1995.

The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1996 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1995 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, as well as for the same period in 1995, was ($.18).

                           PART II - OTHER INFORMATION
                            Item 1. Legal Proceedings

     On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank's purchasing certain assets and assuming certain liabilities of Defendant, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credit as regulatory capital. The Defendant authorized Plaintiffs to amortize such capital credits along with the goodwill created by such acquisitions over a period of 25 to 30 years.

     Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the Office of Thrift Supervision (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and approximately $10 million of such goodwill. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Corporation for alleged breach of the Corporation's net worth maintenance agreement. The Corporation has filed an answer denying such counterclaim.

     The case is one of several similar cased pending before the U.S. Court of Federal Claims. The case as to the Corporation was stayed pending the outcome of certain other suits. On July 1, 1996, the U.S. Supreme Court held that the Defendant was liable to certain other plaintiff thrift holding companies in cases arising out of similar sets of facts (the WINSTAR litigation.) The Corporation must now prove that its facts are similar enough to the facts in WINSTAR to fall within the WINSTAR holding, and if successful, must then prove its damages.

     The impact of the Bank Closing on the Plaintiffs' claims is unclear since the amended complaint filed by the Corporation on September 28, 1995 named only the Corporation as a plaintiff. An agency of the Defendant now acts as receiver for the Bank and has filed a motion for leave to intervene in the litigation on behalf of the Bank. No prediction as to the outcome of this case can be made at this time.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 1996 was $11,934,820.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OLD STONE CORPORATION


Date:  August    , 1996                  /s/Geraldine Nelson
                                            _________________________
                                            Geraldine Nelson
                                            President and Treasurer
                                            (Chief Executive and Chief
                                            Accounting Officer)