Form 10-Q
period 1996-09-30
OLD STONE CORP
filed 1996-11-13
CIK 74273

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        Quarterly Report Under 13 or 15(d)
           of the Securities Exchange Act of 1934

           For Quarter Ended September 30, 1996

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



                      Yes:  X               No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 1996; 8,246,175

                                      INDEX



                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                          September 30,       December 31,
                                                             1996              1995
                                                          Unaudited

                                                ASSETS
Cash                                                      $         17      $         272
Short-term investments                                             501                424
Loans (net of reserve for loan losses of $14 in
  1996 and $112 in 1995)                                            74                 76
Accrued interest receivable                                          7                  7
Other assets                                                        71                286
                                                          ------------      -------------
TOTAL ASSETS                                              $        670      $       1,065
                                                           ===========       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities                                          $      1,185     $       1,369
                                                             ----------        ----------
TOTAL LIABILITIES                                                 1,185             1,369

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and outstanding
  (Liquidation value $20,938)                                    20,054            19,908

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
  authorized; 8,300,175 shares issued in 1996
  and 1995                                                        8,300             8,300
Additional paid-in capital                                       91,931            92,077
Surplus                                                          30,000            30,000
Accumulated deficit                                        (    149,657)    (     149,446)
Treasury stock, at cost; 54,000 shares in 1996
  and 1995                                                 (      1,143)    (       1,143)
                                                             ----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (     20,569)    (      20,212)
                                                             ----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $        670     $       1,065
                                                            ===========      ============


     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in Thousands except for per share data)
                                   (Unaudited)


                                                        Three Months Ended                     Nine Months Ended
                                                                September 30,                       September 30,

                                                            1996          1995               1996             1995
                                                            ----          ----               ----             ----
INCOME:
Interest income                                       $        9    $        8       $         21     $         33
Securities gains, net                                         10            14                 37               31
Other income                                                  34            58                116              143
                                                      ----------    ----------       ------------     ------------
TOTAL INCOME                                                  53            80                174              207
                                                      ----------    ----------       ------------     ------------

EXPENSES:
Salaries and employee benefits                                39            39                124              123
Net occupancy expense                                          2             7                 17               24
Equipment expense, including depreciation                      3             1                  7                7
Other expenses                                                96           126                237              263
                                                      ----------    ----------       ------------     ------------
TOTAL EXPENSES                                               140           173                385              417
                                                      ----------    ----------       ------------     ------------

(Loss) from continuing operations
  before income taxes                                 (       87)    (      93)      (        211)    (        210)
Income taxes                                                  -0-           -0-                -0-               1
                                                      -----------   -----------      -------------    ------------
NET (LOSS)                                            ($      87)   ($      93)      ($       211)    ($       211)
                                                        ========      ========         ==========       ==========

NET (LOSS) AVAILABLE FOR
 COMMON STOCKHOLDERS                                  ($     764)   ($     770)      ($     2,242)    ($     2,242)

AVERAGE SHARES OUTSTANDING                             8,246,175     8,246,175          8,246,175        8,246,175
                                                       =========     =========          =========        =========

(LOSS) PER SHARE                                      ($    .09)    ($    .09)       ($      .27)     ($      .27)
                                                       ========      ========         ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  Nine Months Ended September 30, 1996 and 1995
                                ($ in Thousands)
                                   (Unaudited)


                                   Additional
                                    Common   Paid-In                  Accumulated  Treasury
                                    Stock     Capital     Surplus    (Deficit)         Stock         Total

December 31, 1994                $  8,300    $ 92,274     $30,000       ($148,975)     ($1,143)    ($19,544)

Net (loss)                                                              (     211)                 (    211)
Accretion of discount on
  preferred stock, series B                  (    147)                                             (    147)
                                 ---------------------------------------------------------------------------

September 30, 1995               $  8,300    $ 92,127     $30,000       ($149,186)     ($1,143)    ($19,902)
                                 ===========================================================================




December 31, 1995                $  8,300    $ 92,077     $30,000       ($149,446)     ($1,143)    ($20,212)

Net (loss)                                                              (     211)                 (    211)
Accretion of discount on
  preferred stock, series B                  (    146)                                             (    146)
                                 ---------------------------------------------------------------------------

September 30, 1996               $  8,300    $ 91,931     $30,000       ($149,657)     ($1,143)    ($20,569)
                                 ===========================================================================



     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                ($ in Thousands)
                                   (Unaudited)


                                                            1996         1995
                                                            ----         ----


Operating activities:
Net (loss)                                             ($    211)    ($    211)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
  (Increase) in interest receivable                          -0-           ( 1)
  Other, net                                                  31       (   123)
                                                         -------       -------
    Net cash provided (used) by operating activities    (   180)       (   335)

Investing activities:
Net (increase) decrease in investments                  (    77)            329
Net decrease in loans                                          2              3
                                                       ---------      ---------
    Net cash provided by investing activities           (    75)            332
                                                       -----------    ---------

(Decrease) in cash                                     (    255)    (         3)

Cash at beginning of period                                 272              32
                                                        ----------     --------

Cash at end of period                                  $     17     $       29
                                                        ========      =========


     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (the "Corporation") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the "Bank"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of the Bank. The Resolution Trust Corporation (the "RTC") was appointed Receiver to handle all matters related to the Bank and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Corporation has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 1996 the Corporation's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation Annual Report on Form 10-K for the year ended December 31, 1995. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                          Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                            1996          1995               1996             1995
                                                            ----          ----               ----             ----
PRIMARY (LOSS):
Net (loss)                                            ($      87)   ($      93)      ($       211)    ($       211)
Deduct accretion of discount on
  series B preferred stock and
  preferred dividends                                        677           677              2,031            2,031
                                                      ----------    ----------       ------------     ------------
Net (loss) applicable to common stock                 ($     764)   ($     770)      ($     2,242)    ($     2,242)
                                                        ========      ========         ==========       ==========

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations                      ($      87)   ($      93)      ($       211)    ($       211)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                                    677           677              2,031            2,031
                                                      ----------    ----------       ------------     ------------
TOTAL NET (LOSS)                                      ($     764)   ($     770)      ($     2,242)    ($     2,242)
                                                        ========      ========         ==========       ==========

Average shares outstanding                             8,246,175     8,246,175          8,246,175        8,246,175
                                                   ============= =============      =============    =============

PRIMARY (LOSS) PER
 COMMON SHARE                                         ($    .09)    ($    .09)       ($      .27)     ($      .27)
                                                       ========      ========         ==========       ==========


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share on the Corporation's Preferred Series B stock was suspended. As of September 30, 1996, cumulative preferred dividends of $12,562,968 ($12.00 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($57,645) for the nine month period ended September 30, 1996, compared to a loss of ($43,000) for the nine month period ended September 30, 1995.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 1996, the Corporation had $ .7 million in assets, $1.2 million in total liabilities, $20.1 million in redeemable preferred stock, and a stockholders' deficit of ($20.6) million, compared to $1.1 million in assets, $1.4 million in total liabilities, $19.9 million in redeemable preferred stock and stockholders' deficit of ($20.2) million at December 31, 1995.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $27,000 for the three month period ended September 30, 1996 as compared to the same period in 1995. This decrease was primarily attributable to a decrease in other income of $24,000, and a decrease in securities gains of $4,000 in the 1996 period over the comparable period in 1995. Total income year to date decreased by $33,000 as compared to the same period in 1995. The decrease was primarily attributable to reductions in other income of $27,000 and a reduction in interest income of $12,000 offset by an increase in secutities gains of $6,000 in the 1996 period over the comparable period in 1995.

Interest income was $9,000 and $8,000 respectively, for the three month periods ended September 30, 1996 and 1995. Other income was $34,000 for the three month period ended September 30, 1996, compared to $58,000 for the three month period ended September 30, 1995.


Total expenses decreased $33,000 for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995. The decrease was primarily attributable to a reduction in other expenses of $30,000 over the comparable period in 1995.

Total expenses year to date decreased $32,000 as compared to the same period in 1995.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $140,000 for the three month period ended September 30, 1996, compared to $173,000 for the same period in 1995. Operating expenses year to date were $385,000 compared to $417,000 for the same period in 1995.

As a result of the foregoing, the Corporation reported a net loss of ($87,000) for the three month period ended September 30, 1996 compared to a net loss of ($93,000) for the same period in 1995.

The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1996 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1995 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, as well as for the same period in 1995, was ($.27).


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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the Office of Thrift Supervision (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and approximately $10 million of such goodwill. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Corporation for alleged breach of the Corporation's agreement to maintain the net worth of the Bank at certain levels prescribed by regulation. The Corporation has filed an answer denying such counterclaim.

The case is one of several similar cased pending before the U.S. Court of Federal Claims. The case as to the Corporation was stayed pending the outcome of certain other suits. On July 1, 1996, the U.S. Supreme Court held that the Defendant was liable to certain other plaintiff thrift holding companies in cases arising out of similar sets of facts (the WINSTAR litigation.) The Corporation is filing a Motion for Summary Judgment asking the Court to find against Defendant on the issue of liability. If successful, the Corporation must then prove the damages that it has incurred because of Defendant's conduct.

The amended complaint filed by the Corporation on September 28, 1995 named only the Corporation as a plaintiff. An agency of the Defendant now acts as receiver for the Bank and has filed a motion for leave to intervene in the litigation on behalf of the Bank. No prediction as to the outcome of this case can be made at this time.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 1996 was $12,562,968.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OLD STONE CORPORATION


Date:  September 13, 1996                  /s/Geraldine Nelson
                                            _________________________
                                            Geraldine Nelson
                                            President and Treasurer
                                            (Chief Executive and Chief
                                            Accounting Officer)