Form 10-K
period 1996-12-31
OLD STONE CORP
filed 1997-03-28
CIK 74273

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


Commission File Number 0-8016

                              OLD STONE CORPORATION

             (Exact name of registrant as specified in its charter)

          Rhode Island                               05-0341273
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


     Four Davol Square, Suite 320
    Providence, Rhode Island                           02903
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (401) 434-4632

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

     As of the close of business on March 25, 1997, 8,246,175 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   Exhibit 21

PART I

         ITEM 1.  BUSINESS

Background

     Old Stone Corporation (the "Corporation") is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. The principal offices of the Corporation are located at 957 Warren Avenue, East Providence, Rhode Island 02914.

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

Employees

     As of December 31, 1996, the Corporation had one part-time employee. As of such date, Old Stone Securities employed 3 persons, all of whom were full-time, two of whom also serve as officers of the Corporation, and who handle certain administrative functions on behalf of the Corporation.

     ITEM 2.  PROPERTIES

     The administrative offices of the Corporation and Old Stone Securities are located at 957 Warren Avenue, East Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $750.00, which amount is paid by Old Stone Securities.

     ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is not aware of any pending or threatened legal proceedings against the Corporation or Old Stone Securities, except as noted in the counterclaim discussed below.

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background".

     On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank purchasing certain assets and assuming certain liabilities of Defendant, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's financial statements. Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Corporation for alleged breach of its net worth maintenance agreement. The Corporation has filed an answer denying such counterclaim. The Corporation's claims are separate and distinct from the claims of the Bank. An agency of the Defendant serves as receiver for the Bank and is maintaining the Bank's claims against the Defendant. There are several similar cases pending before the U.S. Court of Federal Claims. No prediction as to the outcome of the Corporation's case can be made at this time.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996.


                                     PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     Until January 29, 1993, the Corporation's Common Stock, $1.00 par value (the "Common Stock"), was quoted on the NASDAQ National Market and was traded under the symbol "OSTN". As of the date hereof, there is no established public trading market for the Common Stock. At March 25, 1996, there were approximately 8,246,175 shares of Common Stock of the Corporation outstanding held by approximately 40,300 shareholders of record.

     The Corporation discontinued dividends to holders of its Common Stock and its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $13,191,116 as of December 31, 1996 is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock.

     ITEM 6.  SELECTED FINANCIAL DATA

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Corporation's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1994, 1995 or 1996 operations. The Corporation has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1995 and 1996 the Corporation's statements of financial condition do not include any assets or liabilities of the Bank. The following schedule of selected financial information includes the three years ending December 31, 1994, 1995 and 1996.

     Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):


Fiscal Year Ended:                    December 31,    December 31,  December 31,
                                         1994            1995           1996
INCOME:
Interest income                        $  47              $42            $20
Other income                             230              229            231
Total income                             277              271            251

EXPENSES:
Interest expense                           0                0              0
Salaries and benefits                    211              166            168
Other operating expenses                 420              385            382
Total expense                            631              551            544

INCOME:

(loss) from continuing operations
before income taxes                   $  (354)        $  (280)       $  (293)
Income taxes (credit)                     26                9              6
(loss) from continuing operations       (380)            (289)          (299)
(loss) from discontinued operations
                                           0               182             0
                                      ------          --------        ------

NET (LOSS)                              (380)            (471)          (299)

Net loss available
 to common shareholders               $ (3,088)       $ (3,179)      $(3,007)
Loss per share:
 From continuing operations               ($.37)           ($.36)         ($.36)
 From discontinued                         0                (.02)          0
operations
 Net                                      ($.37)           ($.38)         ($.36)

Average shares outstanding            8,246,175       8,246,175      8,246,175

ASSETS:
Cash                                  $   32            $ 272            $33
Short-term investments                   797              424            401
Loans receivable, net                    117               76             56
Other assets                             540              293             80
                                       -----              ---             --

TOTAL                                 $1,486          $ 1,065           $570

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                                0                0              0
Other liabilities                         1,319            1,369          1,173
Total liabilities                         1,319            1,369          1,173

Redeemable preferred stock               19,711               19,908      20,104
Stockholders' equity (deficit)           (19,544)        (20,212)       (20,707)
                                         --------        --------       --------
                                         $1,486          $ 1,065           $570




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

     Old Stone Securities' loss before income taxes was $69,064 for the year ended December 31, 1996, compared to a loss of $67,032 for the year ended December 31, 1995.

     Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. The Corporation's Board of Directors has instituted various expense saving measures at Old Stone Securities designed to take effect in 1997.

     Since the Bank Closing, and except for the operation of Old Stone Securities, the Corporation's primary expenses have been legal, insurance, accounting, and transfer agent expenses. At the end of 1996, the Corporation terminated its transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to software license agreement with TS Partners, Inc.

Liquidity and Capital Resources

     At December 31, 1996, the Corporation had $.6 million in assets, $1.2 million in total liabilities, $20.1 million in redeemable preferred stock, and a stockholder's deficit of ($20.7) million, compared to $1.1 million in assets, $1.4 million in total liabilities, $19.9 million in redeemable preferred stock and stockholders' deficit of ($20.2) million at December 31, 1995.

     The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims. See "Current Operations" above.

Results for Year Ended  December 31, 1996 Compared to Year Ended  December,  31,
1995

     The Corporation reported net loss of ($299,000) for the year ended December 31, 1996 compared to a loss of ($471,000) for the year ended December 31, 1995.

     Interest income was $20,000 for the year ended December 31, 1996, compared to $42,000 for the year ended December 31, 1995.

     All other income, including securities gains was $231,000 for the year ended December 31, 1996, compared to $229,000 for the year ended December 31, 1995.

     Since the Bank Closing, the Corporation's primary operating expenses have been legal, insurance and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $544,000 for the year ended December 31, 1996, compared to $551,000 for the year ended December 31, 1995.

     Salaries and benefits for the year ended 1996 were $168,000 compared to $166,000 for 1995.

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

     The loss per share from continuing operations was ($.37) for the year ended December 31, 1996 after the deduction of preferred dividends of $2.7 million. The loss per share from continuing operations was ($.36) for the year ended December 31, 1995 after the deduction of preferred dividends of $2.7 million. The loss per share from discontinued operations was ($.02) for the year ended December 31, 1995. The total loss per share was $.37 for the year ended December 31, 1996 compared to $.38 for the year ended December 31, 1995. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the common stock until the aggregate deficiency (totaling $13,191,116 as of December 31, 1996) on the preferred stock dividends is paid in full.

     The Corporation has total assets of $.6 million at December 31, 1996, compared to $1.1 million at December 31, 1995. The reduction in assets from 1995 was primarily due to the funding of the 1996 cash operating losses and the cash payments made in 1996 resulting from the RTC settlement that was booked in 1995.

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

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements for the year ended December 31, 1996 is filed as Exhibit 99 to this report.

     Lefkowitz, Garfinkel, Champi & DiRienzo P.C. ("LGC&D") has been engaged by the Corporation to audit the Corporation's financial statements for the year ended December 31, 1996.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors of the Corporation. Management is saddened to report that during the year, Richmond Viall, Jr., a Director of the Corporation from 1974 to 1991 and since 1992, passed away. As a result of Mr. Viall's death and other vacancies on the Board, on January 28, 1997 the Directors elected Thomas F. Hogg, Winfield W. Major and James V. Rosati to serve as interim Directors of the Corporation to serve until the next meeting of shareholders for the purpose of electing directors. Other than these individuals, there are no persons nominated or chosen to become directors of the Corporation. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of the Corporation's Preferred Stock to elect 20% of the directors of the Corporation.)


Name                              Age       Principal Occupation               Since          Expires**

Howard W. Armbrust                69        Chairman of Vargas Manufacturing   1974           1995
                                            Corporation (costume jewelry
                                            manufacturer)

Bernard V. Buonanno, Jr.          59        Partner, Edwards & Angell (law     1979           1994
                                            firm) Partner, Riparian Partners
                                            (investment firm)
                                            Director, A.T. Cross Company

Robert E. DeBlois                 63        Chairman of DB Companies, Inc.     1974           1995
                                            and its subsidiaries (gasoline
                                            and convenience store chain)

Thomas P. Dimeo                   66        Chairman, The Dimeo Group of       1974           1995
                                            Companies (construction industry)

Thomas F. Hogg *                  49        Chief Financial Officer, R.I.      1997           ----
                                            Housing & Mortgage Finance
                                            Corporation (state chartered
                                            housing finance agency)

Allen H. Howland                  76        Chairman, Original Bradford Soap   1992***        1994
                                            Works, Inc. (manufacturer of
                                            private label soaps)

Beverly E. Ledbetter              53        Vice President and General         1981           1995
                                            Counsel, Brown University

Winfield W. Major *               49        Counsel, Edwards & Angell (law     1997           ----
                                            firm)

James V. Rosati *                 47        Chief Executive Officer,           1997           ---
                                            Telecommunications Sector,
                                            Plastics Division, Cookson Group
                                            plc, Senior Vice President,
                                            Cookson America, Inc.
                                            (industrial manufacturing
                                            company)

Alfred J. Verrecchia              54        President, Global Operations and   1987           1993
                                            Director, Hasbro, Inc. (toy
                                            manufacturer)



*      Elected to serve as interim directors until the next meeting of shareholders.
**     The Directors serve until the end of their term or until such time as a successor is elected.  No election of Directors has been held since 1992.
***    Also served as a Director from 1981 to 1991.

     With respect to information regarding executive officers of the Corporation, immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank. A limited slate of new officers was elected by the Board of Directors on March 8, 1993, none of whom would be considered executive officers of the Corporation under the Rules.

                         ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The Act and the Rules require disclosure of certain information on Executive Compensation with respect to the Corporation and its subsidiaries for the year ended December 31, 1996. Immediately following the Bank Closing, all of the executive officers of the Corporation resigned and were hired by the Bridge Bank and a limited slate of new officers was elected on March 8, 1993. None of the new slate of officers elected on March 8, 1993 would be considered executive officers of the Corporation under the Rules.

Meetings and Compensation of Board of Directors

     For the fiscal year ended December 31, 1996, Directors received no compensation for serving on the Board or attending committee meetings.

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

Security Ownership of Directors

     The following table sets forth information furnished to the Corporation by all present Directors regarding amounts of Common Stock of the Corporation owned by them on December 31, 1996. Only Mr. Rosati, who owns 2,500 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Individual or Identity
of and Number of Person in Group            Number of Shares    Percent of Class
--------------------------------            ----------------    ----------------

Howard W. Armbrust                           2,000              *

Bernard V. Buonanno, Jr.                     4,613              *

Robert E. DeBlois                            4,742              *

Thomas P. Dimeo                             11,000  (1)         *

Thomas F. Hogg                              6,204               *

Allen H. Howland                             2,557  (2)         *

Beverly E. Ledbetter                           333              *

Winfield W. Major                           7476.6258           *

James V. Rosati                             22,550(3)           *

Alfred J. Verrecchia                          1,526             *

All current Directors of the Corporation
as a group (10 persons)
 TOTAL of the Above Shares                  63,001.6258 (4)     *


--------------------

(1) Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2) Excludes 100 shares owned by Mr. Howland's spouse, as to which he disclaims beneficial ownership.

(3) This number represents 20,550 shares owned directly and an estimated 2,000 shares purchased through the Employee Stock Purchase Plan (the "Plan"). Since the Bank Closing, the Corporation has not had access to the records regarding the stock purchased by employees pursuant to the Plan which was administered by the Bank. The number listed above includes Mr. Rosati's best estimate as to the number of shares he purchased through the Plan.

(4) Includes shares held jointly, or in other capacities, as to which, in some cases, beneficial ownership is disclaimed.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

     Mr. Buonanno is a partner of Edwards & Angell, a law firm retained by the Corporation on various legal matters. The dollar amount of fees paid to Edwards & Angell during 1996 did not exceed 5% of Edwards & Angell's gross revenues for 1996.

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

                    Consolidated Balance Sheets - December 31, 1996 and 1995

                    Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

                    Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1996, 1995 and 1994

                    Consolidated Statements of Cash Flow - Years ended December 31, 1996, 1995 and 1994

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

               (3)  List of Exhibits -- See Item 14(c) below.

     (b)            Reports on Form 8-K

                    None

     (c)            Exhibit Index.

                    Exhibit  Page

               (21) Subsidiaries   of  the   Registrant   (Exhibit   21  to  the
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference herein.)

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

                                                     OLD STONE CORPORATION
                                                     (Registrant)

March 25, 1997                                       By:/s/ Geraldine Nelson
                                                        -----------------------
                                                            Geraldine Nelson
                                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 25, 1997.

/s/ Geraldine Nelson                                 President and Treasurer
Geraldine Nelson
--------------------------


/s/ Howard W. Armbrust                               Director
--------------------------
Howard W. Armbrust


/s/ Bernard V. Buonanno, Jr.                         Director
--------------------------
Bernard V. Buonanno, Jr.


/s/ Robert E. DeBlois                                Director
--------------------------
Robert E. DeBlois


/s/ Thomas P. Dimeo                                  Director
--------------------------
Thomas P. Dimeo

/s/ Thomas F. Hogg                                   Director
--------------------------
Thomas F. Hogg

/s/ Allen H. Howland                                 Director
--------------------------
Allen H. Howland


/s/ Beverly E. Ledbetter                             Director
--------------------------
Beverly E. Ledbetter

/s/ Winfield W. Major                                Director
--------------------------
Winfield W. Major

/s/ James V. Rosati                                  Director
--------------------------
James V. Rosati

/s/ Alfred J. Verrecchia                             Director
--------------------------
Alfred J. Verrecchia

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     OLD STONE CORPORATION
                                                     (Registrant)

March   , 1997                                       By:_______________________
                                                              Geraldine Nelson
                                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March , 1997.

                                                     President and Treasurer
--------------------------
Geraldine Nelson


                                    Director
--------------------------
Howard W. Armbrust


                                    Director
--------------------------
Bernard V. Buonanno, Jr.


                                    Director
--------------------------
Robert E. DeBlois


                                    Director
--------------------------
Thomas P. Dimeo


                                    Director
--------------------------
Thomas F. Hogg


                                    Director
--------------------------
Allen H. Howland


                                    Director
--------------------------
Beverly E. Ledbetter


                                    Director
--------------------------
Winfield W. Major


                                    Director
--------------------------
James V. Rosati


                                    Director
--------------------------
Alfred J. Verrecchia



EXHIBIT 21

SUBSIDIARIES OF OLD STONE CORPORATION


Old Stone Securities Company is the Company's only significant subsidiary.











EXHIBIT 99

OLD STONE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


[SEE ATTACHED STATEMENTS]