Form 10-Q
period 1997-03-31
OLD STONE CORP
filed 1997-05-14
CIK 74273

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarter Ended March 31, 1997

                                       or

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


                                 (401) 434-4632
              (Registrant's Telephone Number, Including Area Code)


     *Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes: X No:

     The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 1997: 8,298,761

INDEX

PART I -        FINANCIAL INFORMATION:                              PAGE NO.

Item 1.         Financial Statements

                Consolidated Balance Sheets -                           1
                March 31, 1997 and December 31, 1996

                Consolidated Statements of Operations -                 2
                For the Three Months and Nine Months Ended
                March 31, 1997 and 1996

                Consolidated Statements of Changes in Stockholders'     3
                  Equity (Deficit) -
                For the Three Months Ended March 31, 1997 and 1996

                Consolidated Statements of Cash Flows -                 4
                For the Three Months Ended March 31, 1997 and 1996.

                Notes to Financial Statements                           5

Item 2.         Management's Discussion and Analysis of                 7
                Financial Condition and Results of Operations


PART II -       OTHER INFORMATION

Item 3.         Defaults Upon Senior Securities                         8

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended March 31, 1997

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period of                              to

Commission File Number 08016

                              OLD STONE CORPORATION
             (Exact name of registrant as specified in its charter)

        Rhode Island                                     050341273
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        957 Warren Avenue
East Providence, Rhode Island                              02914
(Address of Principal Executive Offices)                  Zip Code

                                 (401) 434-4632
              (Registrant's Telephone Number, Including Area Code)

* Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 1997; 8,298,761

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                           March 31, 1997      December 31, 1996
                                           Unaudited

                  ASSETS
Cash                                                $15             $33
Short-term investments                              383             401
Loans (net of reserve for loan losses                55              56
of $14 in 1996 and $112 in 1995)
Accrued interest receivable                           1               1
Other assets                                         51              79
                                                     --              --
                                                    505             570
                                                    ===             ===

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

LIABILITIES
Other liabilities                                $1,139          $1,173
                                                  -----           -----
TOTAL LIABILITIES                                 1,139             173


REDEEMABLE
PREFERRED  STOCK
Preferred  stock, series  B,
$1,000  par  value; 1,046,914
shares authorized, issued and
outstanding
(Liquidation value $20,938)
                                                 20,153          20,104

STOCKHOLDERS' EQUITY
(DEFICIT)
Common stock, $1.00 par
value;  25,000,000 shares
authorized; 8,298,761 shares
issued in 1997 and 8,300,175 in 1996
                                                  8,299           8,300
Additional paid-in capital                       91,832          91,881
Surplus                                          30,000          30,000
Accumulated deficit                            (149,776)       (149,745)
Treasury stock, at cost; 54,000
shares in 1997 and 1996                          (1,143)         (1,143)
                                                 -------         -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
                                                (20,787)        (20,707)
                                                --------        --------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
                                                   $505            $570
                                                   ====            ====

         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                   ($ in Thousands except for per share data)
                                   (Unaudited)

                                1997                    1996

INCOME:
Interest income                   $6                     $7
Securities gains, net             12                     11
Other income                      32                     39
                                  --                     --
TOTAL INCOME                      50                     57

EXPENSES:
Salaries and employee
benefits
                                  37                     40
Net occupancy expense              2                      7

Equipment expense,
including depreciation             2                      2
Other expenses                    40                     79
                                  --                     --
TOTAL EXPENSES                    81                    128
                                  --                    ---

(Loss from continuing
operations before income taxes   (31)                   (71)
Income taxes                      -0-                    -0-
                                  ---                    ---
NET (LOSS)                      ($31)                  ($71)
                                =====                  =====

NET (LOSS) AVAILABLE
FOR COMMON STOCKHOLDERS        ($708)                 ($748)

AVERAGE SHARES
OUTSTANDING                8,298,761              8,300,175
                           =========              =========

(LOSS PER SHARE)               ($.09)                 ($.09)
                                ====                  ======


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 1997 and 1996
                                ($ in Thousands)
                                   (Unaudited)

                 Additional                                Accumulated
                 Common stock    Paid-In                   Treasury
                                 Capital      Surplus      (Deficit)      Stock            Total

December 31,
1995             $8,300          $92,077      $30,000      ($149,446)     ($1,143)          ($20,212)
Net (loss)                                                   (    71)                       (     71)
Accretion of
discount on
preferred
stock, series B                (      48)                                                  (      48)
March 31, 1996   $8,300          $92,029      $30,000      ($149,517)     ($1,143)          ($20,331)
                 ======          =======      =======      ==========     ========          =========

December 31,
1996             $8,300          $91,881      $30,000      ($149,745)     ($1,143)          ($20,331)
Net (loss)                                                 (      31)                      (      31)
Accretion of
discount on
preferred
stock, series B                 (     49)                                                  (     49)
March 31, 1997   $8,300          $91,832      $30,000      ($149,776)     ($1,143)         ($20,787)
                 ======          =======      =======      ==========     ========         =========


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                ($ in Thousands)
                                   (Unaudited)

                                                    1997            1996
Operating Activities:

Net (loss)                                          ($31)           ($71)
Adjustments to reconcile net (loss)
to net cash provided (used) by
operating activities:
(Increase) in interest receivable                     -0-             -0-
Other, net                                             6              44
                                                       -              --
Net cash provided (used) by operating
activities                                           (37)            (27)
Investing activities:
Net decrease in investments                           18              44
Net decrease in loans                                  1               1
Net cash provided by investing
activities                                            19              45
                                                      --              --
Increase (decrease) in cash                          (18)             18
Cash at beginning of period                           33             272
                                                      --             ---
Cash at end of period                                $15            $290
                                                     ===            ====

         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

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

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Old Stone Corporation Annual Report on Form 10-K for the year ended December 31, 1996. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                   ($ in Thousands except for per share data)
                                   (Unaudited)

NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                         Three Months Ended     Three Months Ended
                          March 31, 1997        March 31, 1996


PRIMARY (LOSS):

Net loss                       ($31)                   ($71)
Deduct accretion of
discount on series B
preferred stock and
preferred dividends             677                     677
                                ---                     ---
Net (loss) applicable
to common stock               ($708)                  ($748)
                              ======                  ======
ALLOCATION
OF PRIMARY
LOSS:

(Loss) from continued
operations                     ($31)                   ($71)
Deduct accretion of
discount on series B
preferred stock and
preferred dividends             677                     677
                                ---                     ---
TOTAL NET (LOSS)              ($708)                   ($748)
                              ======                   =====
Average shares
outstanding               8,298,761               8,300,175
                          =========               =========
PRIMARY (LOSS) PER
COMMON SHARE                  ($.09)                  ($.09)
                             ======                  ======

NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share on the Corporation's Preferred Series B stock was suspended. As of March 31, 1997, cumulative preferred dividends of $13,819,264 ($13.20 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was $18,432 for the three month period ended March 31, 1997, compared to a loss of $27,058 for the three month period ended March 31, 1996.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 1997, the Corporation had $.5 million in assets, $1.1 million in total liabilities, $20.1 million in redeemable preferred stock, and a stockholders' deficit of ($20.8) million. Compared to $.6 million in assets, $1.2 million in total liabilities, $20.1 million in redeemable preferred stock and stockholders' deficit of ($20.7) million at December 31, 1996.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $7,000 for the three month period ended March 31, 1997 as compared to the same period in 1996. This decrease was primarily attributable to a decrease in other income of $7,000 in the 1997 period over the comparable period in 1996.

Interest income was $6,000 for the three month period ended March 31, 1997, compared to $7,000 for the three month period ended March 31, 1996. Other income was $32,000 for the three month period ended March 31, 1997, compared to $39,000 for the three month period ended March 31, 1996. The decrease was primarily due to lower fee income generated by Old Stone Securities Company.

Total expenses decreased $47,000 for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. The decrease was primarily attributable to decreases in other expenses of $39,000, of which was primarily legal and professional expenses, over the comparable period in 1996.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $81,000 for the three month period ended March 31, 1996, compared to $128,000 for the same period in 1996.

As a result of the foregoing, the Corporation reported a net loss of $31,000 for the three month period ended March 31, 1997, compared to a net loss of $71,000 for the same period in 1996.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1997 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1996 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.


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

The case is one of several similar cases pending before the U.S. Court of Federal Claims. The case as to the Corporation was stayed pending the outcome of certain other suits. On July 1, 1996, the U.S. Supreme Court held that the Defendant was liable to certain other plaintiff thrift holding companies in cases arising out of similar sets of facts (the Winstar litigation.) The amended complaint filed by the Corporation on September 28, 1995 named only the Corporation as a plaintiff. An agency of the Defendant now acts as receiver for the Bank and has been granted leave to intervene in the litigation on behalf of the bank. The Corporation filed a Second Amended Complaint on April 18, 1997. No prediction as to the outcome of this case can be made at this time.

The Corporation is filing a Motion for Summary Judgment asking the Court to find against Defendant on the issue of liability. If successful, the Corporation must then prove the damage that it has incurred because of Defendant's conduct.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Corporation discounted dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 1997 was $13,819,264.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OLD STONE CORPORATION


Date:  May      , 1997         /s/Geraldine Nelson
                               --------------------
                                  Geraldine Nelson
                                  President and Treasurer
                                  (Chief Executive and Chief Accounting Officer)