Form 10-Q
period 1997-06-30
OLD STONE CORP
filed 1997-08-14
CIK 74273

PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                                     June 30,                  December 31,
                                                                      1997                         1996
                                                                   Unaudited
                                     ASSETS
Cash                                                             $            9                 $       33
Short-term investments                                                      338                        401
Loans (net of reserve for loan losses of $32 in
  1997 and 1996)                                                             55                         56
Accrued interest receivable                                                  -0-                         1
Other assets                                                                 69                         79
                                                                    -----------                  ---------
TOTAL ASSETS                                                        $       471                  $     570
                                                                     ==========                   ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other liabilities                                                   $     1,135                  $   1,173
                                                                    -----------                -----------
TOTAL LIABILITIES                                                         1,135                      1,173

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
  1,046,914 shares authorized, issued and outstanding
  (Liquidation value $20,938)                                            20,202                     20,104

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
  authorized; 8,300,175 shares issued in 1997
  and 1996                                                                8,300                      8,300
Additional paid-in capital                                               91,783                     91,881
Surplus                                                                  30,000                     30,000
Accumulated deficit                                                    (149,806)                  (149,745)
Treasury stock, at cost; 54,000 shares in 1997
  and 1996                                                            (   1,143)                 (   1,143)
                                                                      ---------                   --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   ( 20,866)                  ( 20,707)
                                                                        -------                    -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                   $      471                  $     570
                                                                     ==========                  =========

                The accompanying notes are an integral part of the consolidated financial statements.


                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in Thousands except for per share data)
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                            1997          1996               1997             1996
                                                            ----          ----               ----             ----
INCOME:
Interest income                                       $        6    $        5       $         12     $         12
Securities gains, net                                         10            16                 22               27
Other income                                                  28            43                 60               82
                                                      ----------    ----------       ------------     ------------
TOTAL INCOME                                                  44            64                 94              121
                                                      ----------    ----------       ------------     ------------

EXPENSES:
Salaries and employee benefits                                42            45                 79               85
Net occupancy expense                                          3             8                  5               15
Equipment expense, including depreciation                      1             2                  3                4
Other expenses                                                28            62                 68              141
                                                      ----------    ----------       ------------     ------------
TOTAL EXPENSES                                                74           117                155              245
                                                      ----------    ----------       ------------     ------------

(Loss) from continuing operations
  before income taxes                                 (       30)    (      53)      (         61)    (        124)
Income taxes                                                  -0-           -0-                -0-              -0-
                                                      -----------   -----------      -------------    -------------
NET (LOSS)                                            ($      30)   ($      53)      ($        61)    ($       124)
                                                        ========      ========         ==========       ==========

NET (LOSS) AVAILABLE FOR
 COMMON STOCKHOLDERS                                  ($     707)   ($     730)      ($     1,415)    ($     1,478)

AVERAGE SHARES OUTSTANDING                             8,246,175     8,246,175          8,246,175        8,246,175
                                                       =========     =========          =========        =========

(LOSS) PER SHARE                                      ($     .08)    ($    .09)       ($      .17)     ($      .18)
                                                       =========      ========         ==========       ==========










     The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 1997 and 1996
                                ($ in Thousands)
                                   (Unaudited)


                                             Additional
                                    Common   Paid-In                      Accumulated    Treasury
                                    Stock    Capital       Surplus       (Deficit)       Stock        Total
December 31, 1995                $  8,300    $ 92,077     $ 30,000       ($149,446)     ($1,143)    ($20,212)

Net (loss)                                                               (     124)                 (    124)
Accretion of discount on
  preferred stock, series B                  (     96)                                              (     96)
                                 ---------------------------------------------------------------------------

June 30, 1996                    $  8,300    $ 91,981     $ 30,000       ($149,570)     ($1,143)    ($20,432)
                                 ===========================================================================



December 31, 1996                $  8,300    $ 91,881     $ 30,000       ($149,745)     ($1,143)    ($20,707)

Net (loss)                                                               (      61)                 (     61)
Accretion of discount on
  preferred stock, series B                  (     98)                                              (     98)
                                 ---------------------------------------------------------------------------

June 30, 1997                    $  8,300    $ 91,783     $ 30,000       ($149,806)     ($1,143)    ($20,866)
                                 ===========================================================================














     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                ($ in Thousands)
                                   (Unaudited)


                                                          1997              1996
                                                          ----              ----
Operating activities:
Net (loss)                                              ($  61)           ($ 124)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
  (decrease) in interest receivable                          1                -0-
  Other, net                                             (  28)                9
                                                         ------           ------
    Net cash (used) by operating activities              (  88)            ( 115)

Investing activities:
Net (increase) decrease in investments                      63             ( 120)
Net decrease in loans                                        1                 1
                                                         ------           ------
    Net cash provided (used) in investing activities        64             ( 119)
                                                         ------           ------

(Decrease) in cash                                       (  24)            ( 234)

Cash at beginning of period                                 33               272
                                                         ------           ------

Cash at end of period                                    $   9             $  38
                                                         ======           ======

















     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 1997 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 2 (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                            June 30,
                                                 1997          1996               1997             1996
                                                 ----          ----               ----             ----
PRIMARY (LOSS):
Net (loss)                                ($       30)   ($      53)        ($      61)     ($      124)
Deduct accretion of discount on
  series B preferred stock and
  preferred dividends                             677           677              1,354            1,354
                                           ----------     ---------          ---------        ---------
Net (loss) applicable to common stock     ($      707)   ($     730)        ($   1,415)     ($    1,478)
                                           ==========     =========          =========       ==========

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations          ($       30)   ($      53)        ($      61)     ($      124)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                         677           677              1,354            1,354
                                            ---------     ---------         ----------       ----------
TOTAL NET (LOSS)                          ($      707)   ($     730)        ($   1,415)     ($    1,478)
                                           ==========     =========          =========       ==========

Average shares outstanding                  8,246,175      8,246,175         8,246,175        8,246,175
                                           ==========      =========         =========       ==========

PRIMARY (LOSS) PER
 COMMON SHARE                             ($      .08)   ($     .09)        ($     .17)     ($      .18)
                                           ==========     =========          =========       ==========


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 1997, cumulative preferred dividends of $14,447,413 ($13.80 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($42,233) for the six month period ended June 30, 1997, compared to a loss of ($42,415) for the six month period ended June 30, 1996.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At June 30, 1997, the Corporation had $.5 million in assets, $1.1 million in total liabilities, $20.2 million in redeemable preferred stock, and a stockholders' deficit of ($20.8) million, compared to $.6 million in assets, $1.2 million in total liabilities, $20.1 million in redeemable preferred stock and stockholders' deficit of ($20.7) million at December 31, 1996.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $20,000 for the three month period ended June 30, 1997 as compared to the same period in 1996. This decrease was primarily attributable to a decrease in other income of $15,000, and an decrease in securities gains of $6,000 in the 1997 period over the comparable period in 1996. Total income year to date decreased by $27,000 as compared to the same period in 1996. The decrease was primarily attributable to reductions in other income of $22,000 and a reduction in securities gains of $5,000 in the 1997 period over the comparable period in 1996.

Interest income was $6,000 and $5,000 respectively, for the three month periods ended June 30, 1997 and 1996. Other income was $28,000 for the three month period ended June 30, 1997, compared to $43,000 for the three month period ended June 30, 1996.

Total expenses decreased $43,000 for the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996. The decrease was attributable to a reduction in other expenses of $34,000, which was primarily legal and professional expenses, over the comparable period in 1996.

Total expenses year to date decreased $90,000 as compared to the same period in 1996, which was primary attributable to a decrease in legal and professional fees.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $74,000 for the three month period ended June 30, 1997, compared to $117,000 for the same period in 1996. Operating expenses year to date were $155,000 compared to $245,000 for the same period in 1996.

As a result of the foregoing, the Corporation reported a net loss of ($30,000) for the three month period ended June 30, 1997 compared to a net loss of ($53,000) for the same period in 1996.

The loss per share available for common stockholders was ($.08) for the three month period ended June 30, 1997 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1996 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.17) as compared to ($.18) for the same period in 1996.

PART II - OTHER INFORMATION
                           Item 1. Legal Proceedings

On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. The Plaintiffs' complaint alleges that, in connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank's purchasing certain assets and assuming certain liabilities of Defendant, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits as regulatory capital. The Defendant authorized Plaintiffs to amortize such capital credits along with the goodwill created by such acquisitions over a period of 25 to 30 years.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the Office of Thrift Supervision (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. In this suit Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages cause by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Corporation for alledged breach of the Corporation's agreement to maintain the net worth of the Bank at certain levels prescribed by regulation. The Corporation has filed an answer denying such counterclaim.

The case is one of several similar cases pending before the U.S. Court of Federal Claims. The case as to the Corporation was stayed pending the outcome of certain other suits. On July 1, 1996, the U.S. Supreme Court held that the Defendant was liable to certain other plaintiff thrift holding companies in cases arising out of similar sets of facts (the Winstar litigation).

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

                    Item 2. Defaults Upon Senior Securities

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%)of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 1997 was $14,447,413.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OLD STONE CORPORATION



Date:  August 14, 1997        /s/Geraldine Nelson
                              --------------------
                              Geraldine Nelson
                              President and Treasurer
                              (Chief Executive and Chief Accounting Officer)