Form 10-Q
period 1997-09-30
OLD STONE CORP
filed 1997-11-12
CIK 74273

PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                              September 30,       December 31,
                                                                                  1997                1996
                                                                                 Unaudited
                                                 ASSETS
Cash                                                                          $      17         $      33
Short-term investments                                                              282               401
Loans (net of reserve for loan losses of $32 in
         1997 and in 1996)                                                           54                56
Accrued interest receivable                                                          -0-                1
Other assets                                                                         63                79
                                                                               ---------        ---------
TOTAL ASSETS                                                                  $     416         $     570
                                                                               =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                             $   1,139         $   1,173
                                                                               ---------        ---------
TOTAL LIABILITIES                                                                 1,139             1,173

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                                 20,251            20,104

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1997
         and 1996                                                                 8,300             8,300
Additional paid-in capital                                                       91,734            91,881
Surplus                                                                          30,000            30,000
Accumulated deficit                                                            (149,865)         (149,745)
Treasury stock, at cost; 54,000 shares in 1997
         and 1996                                                              (  1,143)         (  1,143)
                                                                               ---------        ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           ( 20,974)         ( 20,707)
                                                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                     $     416        $     570
                                                                               =========        =========



     The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                                September 30,                  September 30,
                                                             1997          1996           1997          1996
                                                             ----          ----           ----          ----

INCOME:
Interest income                                          $        5   $        9       $       17   $      21
Securities gains, net                                             8           10               30          37
Other income                                                     30           34               90         116
                                                          ---------    ---------        ---------    --------
TOTAL INCOME                                                     43           53              137         174
                                                          ---------    ---------        ---------    --------

EXPENSES:
Salaries and employee benefits                                  35            39              114          124
Net occupancy expense                                            3             2                8           17
Equipment expense, including depreciation                        1             3                4            7
Other expenses                                                  63            96              131          237
                                                          ---------    ---------        ---------    --------
TOTAL EXPENSES                                                 102           140              257          385
                                                          ---------    ---------        ---------    --------

(Loss) from continuing operations
      before income taxes                                (      59)    (      87)       (     120)    (    211)

Income taxes                                                    -0-           -0-              -0-          -0-
NET (LOSS)                                               ($     59)    ($     87)       ($    120)   ($    211)
                                                          =========    =========        =========    ========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                    ($    736)     ($   764)        ($ 2,151)    ($ 2,242)

AVERAGE SHARES OUTSTANDING                               8,246,175     8,246,175        8,246,175    8,246,175
                                                          =========    =========        =========    ========

(LOSS) PER SHARE                                         ($     .09)   ($     .09)    ($     .26)   ($     .27)
                                                          =========    =========        =========    ========







     The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  Nine Months Ended September 30, 1997 and 1996
                                ($ in Thousands)
                                   (Unaudited)

                                           Additional
                                       Common      Paid-In                            Treasury
                                                                       Accumulated
                                       Stock       Capital   Surplus    (Deficit)       Stock        Total
December 31, 1995                    $   8,300   $  92,077   $ 30,000   ($149,446)   ($  1,143)   ($ 20,212)

Net (loss)                                                              (     211)                 (    211)
Accretion of discount on
    preferred stock, series B                    (     146)                                         (   146)
                                     ---------   ---------   --------   ---------    ---------    ---------

September 30, 1996                   $   8,300   $  91,931   $ 30,000   ($149,657)   ($  1,143)   ($ 20,569)
                                     =========   =========   ========   =========    =========    =========




December 31, 1996                    $   8,300   $  91,881   $ 30,000   ($149,745)   ($  1,143)   ($ 20,707)

Net (loss)                                                              (     120)                (     120)
Accretion of discount on
    preferred stock, series B                    (     147)                                       (     147)
                                     ---------   ---------   --------   ---------    ---------    ---------

September 30, 1997                   $   8,300   $  91,734   $ 30,000   ($149,865)   ($  1,143)   ($ 20,974)
                                     =========   =========   ========   =========    =========    =========











     The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                ($ In Thousands)
                                   (Unaudited)



                                                                  1997           1996
                                                                 -----          -----


Operating activities:
Net (loss)                                                       ($120)         ($211)
Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
     (Increase) in interest receivable                               1             -0-
     Other, net                                                  (  18)            31
                                                                  -----         -----
         Net cash provided (used) by operating activities        ( 137)        (  180)

Investing activities:
Net (increase) decrease in investments                          (  119)        (   77)
Net decrease in loans                                                2              2
                                                                 -----          -----
         Net cash provided by investing activities              (  121)       (    75)
                                                                 -----          -----

(Decrease) in cash                                              (   16)       (   255)

Cash at beginning of period                                         33            272
                                                                 -----          -----

Cash at end of period                                             $ 17           $ 17
                                                                 =====          =====







    The accompanying notes are an integral part of the consolidated financial statements

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 1997 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.






                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                               Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                                 1997           1996           1997           1996
                                          -----------    -----------    -----------    -----------
PRIMARY (LOSS):
Net (loss)                                ($       59)   ($       87)   ($      120)   ($      211)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                           677            677          2,031          2,031
                                          -----------    -----------    -----------    -----------
Net (loss) applicable to common stock     ($      736)   ($      764)   ($    2,151)   ($    2,242)
                                          ===========    ===========    ===========    ===========

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations          ($       59)   ($       87)   ($      120)   ($      211)
Deduct accretion of discount on
    series B preferred stock
    and preferred dividends                       677            677          2,031          2,031
                                          -----------    -----------    -----------    -----------
TOTAL NET(LOSS)                           ($      736)   ($      764)   ($    2,151)   ($    2,242)
                                          ===========    ===========    ===========    ===========

Average shares outstanding                  8,246,175      8,246,175      8,246,175      8,246,175
                                          ===========    ===========    ===========    ===========

PRIMARY (LOSS) PER
 COMMON SHARE                             ($      .09)   ($      .09)   ($      .26)   ($      .27)
                                          ===========    ===========    ===========    ===========



NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 1997, cumulative preferred dividends of $15,075,561 ($14.40 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($55,601) for the nine month period ended September 30, 1997, compared to a loss of ($57,645) for the nine month period ended September 30, 1996.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 1997, the Corporation had $.4 million in assets, $1.1 million in total liabilities, $20.3 million in redeemable preferred stock, and a stockholders' deficit of ($21) million, compared to $.6 million in assets, $1.2 million in total liabilities, $20.1 million in redeemable preferred stock and stockholders' deficit of ($20.7) million at December 31, 1996.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $10,000 for the three month period ended September 30, 1997 as compared to the same period in 1996. This decrease was primarily attributable to a decrease in other income of $4,000 and a decrease in securities gains of $2,000 in the 1997 period over the comparable period in 1996. Total income year to date decreased by $37,000 as compared to the same period in 1996. The decrease was primarily attributable to reductions in other income of $26,000 and a reduction in securities gains of $7,000 in the 1997 period over the comparable period in 1996.

Interest income was $5,000 and $9,000 respectively, for the three month periods ended September 30, 1997 and 1996. Other income was $30,000 for the three month period ended September 30, 1997, compared to $34,000 for the three month period ended September 30, 1996.

Total expenses decreased $38,000 for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996. The decrease was attributable to a reduction in other expenses of $33,000, which were primarily legal and professional expenses, over the comparable period in 1996.

Total expenses year to date decreased $128,000 as compared to the same period in 1996, which were primarily attributable to a decrease in legal and professional fees.

The Corporation's primary operating expenses have been insurance, legal and accounting fees as well as the operating expenses of OSSC. Operating expenses (including salaries and benefits) were $102,000 for the three month period ended September 30, 1997, compared to $140,000 for the same period in 1996. Operating expenses year to date were $257,000 compared to $385,000 for the same period in 1996.

As a result of the foregoing, the Corporation reported a net loss of ($59,000) for the three month period ended September 30, 1997 compared to a net loss of ($87,000) for the same period in 1996.

The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1997 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1996 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date was ($.26) as compared to ($.27) for the same period in 1996.

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

The Corporation is filing a Motion for Summary Judgment asking the Court to find against Defendant on the issue of liability. If successful, the Corporation must then prove the damages that it has incurred because of Defendant's conduct. Discovery in the Corporation's case is schedule to begin in January, 1998. No prediction as to the outcome of this case can be made at this time.

                    Item 2. Defaults Upon Senior Securities

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%)of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 1997 was $15,075,561.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OLD STONE CORPORATION



Date:  November 14, 1997      /s/Geraldine Nelson
                              --------------------
                              Geraldine Nelson
                              President and Treasurer
                              (Chief Executive and Chief Accounting Officer)