Form 10-K
period 1997-12-31
OLD STONE CORP
filed 1998-03-30
CIK 74273

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8016

                              OLD STONE CORPORATION

             (Exact name of registrant as specified in its charter)

        Rhode Island                                        05-0341273
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     957 Warren Avenue
     East Providence, Rhode Island                     02914
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (401) 434-4632

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     On January 29, 1993, the Registrant's Common Stock $1.00 par value (the "Common Stock") and its Cumulative Voting Convertible Preferred Stock, Series B $1.00 par value ("Preferred Stock") were delisted from listing on NASDAQ; accordingly, from that date through approximately mid-November, 1997, there was no established trading market, and no ascertainable market value, for such stock. See "Business--Background". Beginning in the fourth quarter of 1997, a limited trading market developed for the Common Stock and the Preferred Stock, although the stock is not listed on any exchange or on NASDAQ. On November 14, 1997, Manticore Properties, LLC, a Delaware limited liability company, commenced a tender offer for any and all shares of such stock, which tender offer was terminated on December 17, 1997. See Item 1, "Business" -- "Recent Developments" and Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     As of the close of business on March 25, 1998, 8,297,046 shares of the Registrant's Common Stock were outstanding. See Item 7. "Management's Discussion and Analysis -- Liquidity and Capital Resources".

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

PART I

     ITEM 1. BUSINESS

Background

     Old Stone Corporation (the "Registrant") is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. The principal offices of the Registrant are located at 957 Warren Avenue, East Providence, Rhode Island 02914.

     On January 29, 1993, the Office of Thrift Supervision ("OTS") declared Old Stone Bank, a Federal Savings Bank, a federally chartered stock savings bank organized under the laws of the United States (the "Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver (the "Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank (the "Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of the assets of the Registrant. Immediately following the Bank Closing, all of the officers of the Registrant resigned and were hired by the Bridge Bank. A limited slate of new officers was elected on March 8, 1993. See Item 10 below, "Directors and Executive Officers of the Registrant".

     The Registrant continues to hold its equity interest in Old Stone Securities Company ("Old Stone Securities"). See "Significant Subsidiary" below. The Registrant has no equity interest in any other significant entity.

Significant Subsidiary

     The Registrant's only surviving active subsidiary after the Bank Closing is Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. In addition, Old Stone Securities participates in Rhode Island underwritings of tax-exempt securities, maintains an inventory of tax-exempt securities for resale, and also trades government securities both at auction and in the secondary market. See "Regulation" below.

Regulation

     In its capacity as registered transfer agent for the shares of the Registrant's Common Stock and Preferred Stock, the Registrant is subject to regulation by the U.S. Securities and Exchange Commission (the "SEC").

     Old Stone Securities is subject to regulation by the, SEC, the State of Rhode Island Department of Business Regulation and the National Association of Securities Dealers, Inc.

Employees

     As of December 31, 1997, the Registrant had one part-time employee. As of such date, Old Stone Securities employed 3 persons, all of whom were full-time, two of whom also serve as officers of the Registrant, and who handle certain administrative functions on behalf of the Registrant.

Recent Developments

     On November 14, 1997, a statement was filed with the SEC on Schedule 14D-1 relating to a tender offer by Manticore Properties, LLC, a Delaware limited liability company ("Manticore"), which is wholly-owned by Gotham Partners, L.P., a New York limited partnership ("Gotham I") and Gotham Partners, II, L.P., a New York limited partnership ("Gotham II"), to purchase any and all shares of the Registrant's Common Stock for $1.00 per share and the Registrant's Preferred Stock for $4.00 per share. Based upon subsequent filings with the SEC by Manticore (see Amendments No. 1, 2 and 3 thereto; Form 3 and Schedule 13D filed on December 23, 1997; and Amendment No. 1 to Schedule 13D filed on December 30
1997), the tender offer closed on December 17, 1997 during which period Manticore purchased approximately 1,405,955.529 shares of Common Stock and 297,018 shares of Preferred Stock that were tendered by the Registrant's shareholders.

     Based on the convertibility of the Preferred Stock, Manticore reported that, as of December 17, 1997, it had shared voting power with respect to 1,603,968 shares of Common Stock.

     The Registrant filed a Schedule 14D-9 with the SEC on November 26, 1997 in which it took no position with respect to the tender offer. The Registrant also filed a report on Form 8-K with the Commission on December 30, 1997 and a report on Form 8-K/A on January 6, 1998 amending its earlier Form 8-K.

     Subsequent to that time, according to filings by Manticore and its affiliated companies (Gotham I, Gotham II and Gotham International Advisors, LLC, a Delaware limited liability company ("Advisors"))(collectively, the "Funds"), the Funds have continued to purchase shares of the Common Stock and the Preferred Stock in the open market.

     On  February  25,  1998,  the Funds filed with the SEC  Amendment  No. 2 to
Schedule 13D relating to the Registrant. According to this filing, as of that time, Manticore had sole voting and dispositive power with respect to 1,603,968 shares of the Common Stock and 297,018 shares of the Preferred Stock; Gotham I had sole voting and dispositive power with respect to 2,974 shares of the Common Stock, shared voting and dispositive power with respect to 1,603,968 shares of the Common Stock and shared voting and dispositive power with respect to 297,018 shares of the Preferred Stock; Gotham II had sole voting and dispositive power with respect to 26 shares of the Common Stock, shared voting and dispositive power with respect to 1,603,968 shares of the Common Stock and 297,018 shares of the Preferred Stock; and Advisors had sole voting and dispositive power with respect to 51,067 shares of the Common Stock and 11,800 shares of the Preferred Stock.

     On March 9, 1998, Manticore filed with the SEC a Statement of Changes in Beneficial Ownership on Form 4 setting forth additional purchases of the Registrant's Common Stock during the month of February by certain affiliates of Manticore. Purchases of 78,200 shares of Common Stock were made by Gotham Partners International Ltd., a Cayman exempted company ("Gotham International"), which may be deemed to be indirectly beneficially owned by Advisors. Said Form 4 also reports that, because of the convertibility feature of the Preferred Stock, the 11,800 shares of Preferred Stock owned directly by Gotham International are convertible into 7,867 shares of Common Stock through February 20, 2001.
Advisors may be deemed to indirectly beneficially own, through Gotham International, the 11,800 shares of Preferred Stock held by Gotham International and the 7,867 shares of Common Stock into which they are convertible.

     On March 21,  1998,  the Funds  filed  with the SEC  Amendment  Number 3 to
Schedule 13D relating to the Registrant. According to this filing, as of March 19, 1998, Manticore had sole voting and dispositive power with respect to 1,603,968 shares of the Common Stock and 297,018 shares of the Preferred Stock; Gotham I had sole voting and dispositive power with respect to 2,974 shares and shared voting and dispositive power with respect to 1,603,968 shares, of the Common Stock and shared voting and dispositive power with respect to 297,018 shares of the Preferred Stock; Gotham II had sole voting and dispositive power with respect to 26 shares, and shared voting and dispositive power with respect to 1,603,968 shares, of the Common Stock and shared voting and dispositive power with respect to 297,018 shares of the Preferred Stock; and Advisors had sole voting and dispositive power with respect to 152,200 shares of the Common Stock and 19,800 shares of the Preferred Stock.

     ITEM 2. PROPERTIES

     The administrative offices of the Registrant and Old Stone Securities are located at 957 Warren Avenue, East Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $800.00, the cost of which is shared by Old Stone Securities and the Registrant.

     ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not aware of any pending or threatened legal proceedings against it or Old Stone Securities, except as noted in the counterclaim discussed below.

     On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, "Business--Background".

     On September 16, 1992, the Registrant and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC")), in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's financial statements. Furthermore, the Registrant entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

     Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Registrant for alleged breach of its net worth maintenance agreement. The Registrant has filed an answer denying such counterclaim.

     Following the Bank Closing, the Bank's claims and the claims of the Registrant were split into two separate actions. The Registrant's claims are separate and distinct from the claims of the Bank. An agency of the Defendant serves as receiver for the Bank and is maintaining the Bank's claims against the Defendant. Subsequent to the year ended December 31, 1997, the Registrant filed a motion for summary judgment, to which the government has not as yet responded. There are several similar cases pending before the U.S. Court of Federal Claims. The Registrant's case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Registrant's case can be made at this time.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997. However, during the fourth quarter of 1997, Manticore and its affiliates initiated a tender offer that was submitted to all holders of the Registrant's Common Stock and Preferred Stock to purchase any and all shares of such stock. See Item 1, "Business" -- "Recent Developments" and Item 12, "Security Ownership of Certain Beneficial Owners and Management".


PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until January 29, 1993, the Registrant's Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN". As of the date hereof, there is no established public trading market for the Common Stock. At March 20, 1998, there were approximately 8,297,046 shares of Common Stock of the Registrant outstanding held by approximately 40,739 shareholders of record.

     The Registrant discontinued dividends to holders of its Common Stock and its Preferred Stock during the third quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Registrant constituting twenty percent (20%) of the total number of directors of the Registrant at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $15,703,710 as of December 31, 1997 is declared and fully paid on the Preferred Stock, the Registrant may not declare any dividends or make any other distributions on or redeem the Common Stock.

     ITEM 6. SELECTED FINANCIAL DATA

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Registrant's operations, have been reflected as discontinued operations in 1992. Bank operations are not included in 1995, 1996 or 1997 operations. The Registrant has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1996 and 1997 the Registrant's statements of financial condition do not include any assets or liabilities of the Bank.

     The following schedule of selected financial information includes the three years ending December 31, 1995, 1996 and 1997.

     Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):


Fiscal Year Ended:                               December 31,   December 31,   December 31,
                                                        1995           1996           1997
INCOME:
Interest income                                  $        42    $        20    $        18
Other income                                             229            231            179
Total income                                             271            251            197

EXPENSES:
Interest expense                                           0              0              0
Salaries and benefits                                    166            168            155
Other operating expenses                                 385            376            248
Total expense                                            551            544            403

INCOME:

(loss) from continuing operations
before income taxes                              $      (280)   $      (293)   $      (206)
Income taxes (credit)                                      9              6              7
(loss) from continuing operations                       (289)          (299)          (213)
(loss) from discontinued operations
                                                        (182)             0              0
                                                 -----------    -----------    -----------

NET (LOSS)                                              (471)          (299)          (213)

Net loss available
 to common shareholders                          $    (3,179)   $    (3,007)   $    (2,921)
Loss per share:
 From continuing operations                      $      (.36)   $      (.36)   $      (.35)
 From discontinued                                      (.02)             0              0
operations
 Net                                             $      (.38)   $      (.36)   $      (.35)

Average shares outstanding                         8,297,046      8,297,046      8,297,046

ASSETS:
Cash                                             $       272    $        33    $        27
Short-term investments                                   424            401            251
Loans receivable, net                                     76             56             34
Other assets                                             293             80             56
                                                 -----------    -----------    -----------

TOTAL                                            $     1,065    $       570    $       368

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                                             0              0              0
Other liabilities                                      1,369          1,173          1,184
Total liabilities                                      1,369          1,173          1,184

Redeemable preferred stock                            19,908         20,104         20,300
Stockholders' equity (deficit)                       (20,212)       (20,707)       (21,116)
                                                 -----------    -----------    -----------
                                                 $     1,065    $       570    $       368



     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background". Operations of the Bank, which accounted for substantially all of the Registrant's operations, have been reflected as discontinued operations since 1992. Bank operations are not included in 1997 operations. The Registrant has recognized losses from discontinued operations of the Bank only to the extent of its investment in and advances to the former subsidiary savings and loan (determined on a basis consistent with generally accepted accounting principles). At December 31, 1997 the Registrant's statements of financial condition do not include any assets or liabilities of the Bank.

Current Operations

     As a result of the Bank Closing, the Registrant's present business activities include its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

     Old Stone Securities' loss before income taxes was $71,154 for the year ended December 31, 1997, compared to a loss of $69,064 for the year ended December 31, 1996.

     Management has invested, and intends in the future to invest, the Registrant's assets on a short-term basis. The Registrant's Board of Directors has continued to monitor various expense saving and revenue enhancing measures at Old Stone Securities designed and effectuated during 1997 and to be carried forward into 1998.

     Since the Bank Closing, and except for the operation of Old Stone Securities, the Registrant's primary expenses have been legal, insurance, accounting, and transfer agent expenses. At the end of 1996, the Registrant terminated its transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to software license agreement with TS Partners, Inc.

Liquidity and Capital Resources

     At December 31, 1997, the Registrant had $.4 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock, and a stockholder's deficit of $21.1 million, compared to $.6 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock and stockholders' deficit of $20.7 million at December 31, 1996.

     The Registrant's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Registrant's current activities pending resolution of any potential claims. See "Current Operations" above.

     Results for Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Registrant reported net loss of $213,000 for the year ended December 31, 1997 compared to a loss of $299,000 for the year ended December 31, 1996.

     Interest income was $18,000 for the year ended December 31, 1997, compared to $20,000 for the year ended December 31, 1996.

     All other income, including securities gains was $179,000 for the year ended December 31, 1997, compared to $231,000 for the year ended December 31, 1996.

     Since the Bank Closing, the Registrant's primary operating expenses have been legal, insurance, accounting and transfer agent expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $403,000 for the year ended December 31, 1997, compared to $544,000 for the year ended December 31, 1996.

     Salaries and benefits for the year ended 1997 were $155,000 compared to $168,000 for 1996.

     The increase in the number of shares reported for average shares outstanding from the previous reports for year-end 1995 and 1996 (8,246,175) compared to this year's report (8,297,046) was not because of additional shares issued by the Registrant. Rather, the change results from clarification of a discrepancy with a previous transfer agent. Changes have not been made to the loss per share calculation in previous year's statements because they are not material.

     The loss per share from continuing operations was $.35 for the year ended December 31, 1997 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share from continuing operations was $.36 for the year ended December 31, 1996 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The total loss per share was $.36 for the year ended December 31, 1997 compared to $.36 for the year ended December 31, 1996. No preferred or common dividends have been paid since the second quarter of 1991 and the Registrant does not expect to pay dividends in the foreseeable future. Further, the Registrant is prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $15,703,710 as of December 31, 1997) on the Preferred Stock dividends is paid in full.

     The Registrant has total assets of $.4 million at December 31, 1997, compared to $.6 million at December 31, 1996. The reduction in assets from 1996 was primarily due to the funding of the 1997 cash operating losses.

Results for Year Ended  December 31, 1996 Compared to Year Ended  December,  31,
1995

     The Corporation reported net loss of $299,000 for the year ended December 31, 1996 compared to a loss of $471,000 for the year ended December 31, 1995.

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

     The loss from discontinued operations in the amount of $182,000 for the year ended December 31, 1995 is a direct result of a settlement between the RTC and the former directors and officers of Old Stone Bank. Under the terms of the agreement, the Registrant paid $100,000 to the RTC as full settlement and released the former directors and officers of Old Stone Bank from any and all obligations owed Old Stone Bank and its successors-in-interest. The loss is comprised of the payment to the RTC in the amount of $100,000 as well as legal expenses of $82,492.

     The loss per share from continuing operations was $.36 for the year ended December 31, 1996 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share from continuing operations was $.36 for the year ended December 31, 1995 after the deduction of preferred dividends and amortization of original issue discount $2.7 million.
The loss per share from discontinued operations was $.02 for the year ended December 31, 1995. The total loss per share was $.36 for the year ended December 31, 1996 compared to $.38 for the year ended December 31, 1995. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $13,191,116 as of December 31, 1996) on the Preferred Stock dividends is paid in full.

     The Registrant had total assets of $.6 million at December 31, 1996, compared to $1.1 million at December 31, 1995. The reduction in assets from 1995 was primarily due to the funding of the 1996 cash operating losses and the cash payments made in 1996 resulting from the RTC settlement that was booked in 1995.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Registrant's investments are not in instruments that warrant disclosure of market risks, e.g. interest rate risk, foreign currency exchange risk, commodity price risk or other similar risks.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements for the year ended December 31, 1997 is filed as Exhibit 99 to this report.

     Lefkowitz, Garfinkel, Champi & DiRienzo P.C. ("LGC&D") has been engaged by the Registrant to audit the Registrant's financial statements for the year ended December 31, 1997.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors of the Registrant. In February, 1997 Thomas F. Hogg, Winfield W. Major and James
V. Rosati were elected by the Board to serve as interim Directors of the Registrant until the next meeting of shareholders for the purpose of electing directors. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of the Registrant's Preferred Stock to elect 20% of the directors of the Registrant.)

                                                                       Director       Term
Name                      Age       Principal Occupation               Since          Expires**

Howard W. Armbrust        70        Retired former Chairman,           1974           1995
                                    Vargas Manufacturing
                                    (jewelry manufacturer)

Bernard V. Buonanno, Jr.  60        Partner, Edwards & Angell (law     1979           1994
                                    firm)
                                    Partner, Riparian Partners
                                    (investment firm)
                                    Director, A.T. Cross Company

Robert E. DeBlois         64        Chairman of DB Companies, Inc.     1974           1995
                                    and its subsidiaries (gasoline
                                    and convenience store chain)

Thomas P. Dimeo           67        Chairman, The Dimeo Group of       1974           1995
                                    Companies (construction industry)

Thomas F. Hogg *          50        Chief Financial Officer, R.I.      1997           ----
                                    Housing & Mortgage Finance
                                    Corporation (state chartered
                                    housing finance agency)

Allen H. Howland          77        Chairman, Original Bradford Soap   1992***        1994
                                    Works, Inc. (manufacturer of
                                    private label soaps)

Beverly E. Ledbetter      54        Vice President and General         1981           1995
                                    Counsel, Brown University

Winfield W. Major *       50        Counsel, Edwards & Angell (law     1997           ----
                                    firm)

James V. Rosati *         48        Chief Executive Officer,           1997***        ---
                                    Telecommunications Sector,
                                    Plastics Division, Cookson Group
                                    plc, Senior Vice President,
                                    Cookson America, Inc.
                                    (industrial manufacturing
                                    company)

Alfred J. Verrecchia      55        President, Global Operations and   1987           1993
                                    Director, Hasbro, Inc. (toy
                                    manufacturer)



*    Elected  to  serve  as  interim   directors   until  the  next  meeting  of
     shareholders.
** The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors has been held since 1992.
*** Mr. Howland also served as a Director from 1981 to 1991; Mr. Rosati also served as a Director from 1991 to 1993.

     With respect to information regarding executive officers of the Registrant, none of the officers of Registrant would be considered executive officers thereof under the Rules.

     ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The Act and the Rules require disclosure of certain information on executive compensation with respect to the Registrant and its subsidiaries for the year ended December 31, 1997. Immediately following the Bank Closing, all of the executive officers of the Registrant resigned and were hired by the Bridge Bank and a limited slate of new officers was elected on March 8, 1993. None of the new slate of officers elected on March 8, 1993 would be considered executive officers of the Registrant under the Rules.

Meetings and Compensation of Board of Directors

     For the fiscal year ended December 31, 1997, Directors received no compensation for serving on the Board or attending committee meetings.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Corporation

     The following table sets forth information as to the only persons known to the Registrant to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities of the Registrant.

Amount and Nature of Beneficial Ownership of Common Stock (1)

                                       Sole          Shared         Sole           Shared          Percent
                                       Voting        Voting         Dispositive    Dispositive     of Class
                                       Power         Power          Power          Power

(a) Old Stone Employee
    Stock Ownership Plan                     0             0             0       1,871,514.898(2)    22.56
    c/o Federal Deposit
     Insurance Corp.
    101 East River Drive
    East Hartford, CT 06128-0402

(b) Manticore Properties, LLC (3)                   1,606,968                    1,606,968           19.37
    Gotham Partners, L.P.
    Gotham Partners II, L.P.
    110 East 42nd Street
    18th Floor
    New York, NY 10017

    Gotham Partners
    International Advisors, LLC (4)    152,200                      152,200                           1.83
    (same as above)


(1) This information with respect to beneficial ownership is based upon information obtained by the Registrant as of December 31, 1997 from (a) the FDIC as Trustee of the ESOP (the decrease from the previous year is a result of the tender offer by Manticore Properties, LLC); and (b) Manticore Properties, LLC as filed with the SEC on Amendment No. 2 to Schedule 13D dated February 25, 1998.

(2) Participants have sole voting power over all shares of Common Stock which have been allocated to their accounts. The Ninth Amendment to the ESOP provides pass-through tender offer rights to Plan participants with respect to all allocated ESOP shares. The Trustee has sole dispositive power with respect to all ESOP shares in all circumstances other than a tender or exchange offer.

(3) Manticore Properties, LLC also has sole voting and dispositive power with respect to 297,018 shares of Preferred Stock (28.4% of the class), which it shares with Gotham I and Gotham II, and which are convertible into 198,012 shares of Common Stock.

(4) Advisors also has sole voting and dispositive power with respect to 19,800 shares of Preferred STock, which are convertible into 13,209 shares of Common Stock.

Security Ownership of Directors

     The following table sets forth information furnished to the Registrant by all present Directors regarding amounts of Common Stock of the Registrant owned by them on December 31, 1997. Only Mr. Rosati, who owns 2,000 shares directly (see footnote (3), below), owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Individual or Identity
of and Number of Person in Group       Number of Shares         Percent of Class
--------------------------------       ----------------         ----------------

Howard W. Armbrust                           2,000                   *

Bernard V. Buonanno, Jr.                     4,613                   *

Robert E. DeBlois                            4,742                   *

Thomas P. Dimeo                             11,000  (1)              *

Thomas F. Hogg                               6,204  (5)              *

Allen H. Howland                             2,557  (2)              *

Beverly E. Ledbetter                           333                   *

Winfield W. Major                            7,476.6258 (5)          *

James V. Rosati                             23,267.912 (3)(5)        *

Alfred J. Verrecchia                         1,526                   *

All current Directors of
the Corporation
as a group (10 persons)
                                                                     *
 TOTAL of the Above Shares
                                            63,419.537 (4)(5)


--------------------

(1) Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2) Excludes 100 shares owned by Mr. Howland's spouse, as to which he disclaims beneficial ownership.

(3) Although the number of shares of Common Stock is slightly greater and the number of shares of Preferred Stock is slightly less than the number of shares reported by Mr. Rosati at the time of last year's filing, he neither purchased nor sold shares of the Registrant's stock during 1997. At the time of last year's filing, the Registrant did not have access to all records regarding Mr. Rosati's stock ownership. The number of shares previously reported was based on Mr. Rosati's best estimate as to the number of shares he held at the time.

(4) Includes shares held jointly, or in other capacities, as to which, in some cases, beneficial ownership is disclaimed.

(5) Excludes shares held in the name of the FDIC as trustee of the Old Stone ESOP in which 10,659.107, 11,062.824 and 11,449.10 shares are allocated to the accounts of Messrs. Hogg, Major and Rosati, respectively.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

     Mr. Buonanno is a partner of, and Mr. Major is Counsel to, Edwards & Angell, a law firm retained by the Registrant on various legal matters. The dollar amount of fees paid to Edwards & Angell during 1997 did not exceed 5% of Edwards & Angell's gross revenues for 1997.

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

                    Consolidated Balance Sheets - December 31, 1997 and 1996

                    Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flow - Years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

               (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

               (3)  List of Exhibits -- See Item 14(c) below.

          (b)  Reports on Form 8-K

                    Report on Form 8-K filed by the  Registrant  on December 30,
               1997 regarding the Tender Offer by Manticore Properties, LLC.

                    Report on Form 8-K/A filed by the  Registrant  on January 6,
               1998 with respect to the Tender Offer.

          (c) Exhibit Index. The following Exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

                                    Exhibit

                  (21)     Subsidiaries of the Registrant

                  (27)     Financial Data Schedule

                  (99) Consolidated Financial Statements for the Registrant for the years ended December 31, 1997, 1996 and 1995

          (d) All other financial statement schedules required by Regulation S-X promulgated by the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OLD STONE CORPORATION
                                                  (Registrant)


March 27, 1998                                    By:/s/ Geraldine Nelson
                                                     ---------------------------
                                                         Geraldine Nelson
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 1998.

/s/ Geraldine Nelson                              President and Treasurer
--------------------------
Geraldine Nelson


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

                                                  OLD STONE CORPORATION
                                                 (Registrant)

March 27, 1998                                    By:---------------------------
                                                     Geraldine Nelson
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 1998.

--------------------------                          President and Treasurer
Geraldine L. Nelson


--------------------------                           Director
Howard W. Armbrust


--------------------------                           Director
Bernard V. Buonanno, Jr.


--------------------------                           Director
Robert E. DeBlois


--------------------------                           Director
Thomas P. Dimeo


--------------------------                           Director
Thomas F. Hogg


--------------------------                           Director
Allen H. Howland


--------------------------                           Director
Beverly E. Ledbetter


--------------------------                           Director
Winfield W. Major


--------------------------                           Director
James V. Rosati


--------------------------                           Director
Alfred J. Verrecchia