Form 10-Q
period 1998-03-31
OLD STONE CORP
filed 1998-05-14
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1998

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

                  Yes:    X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 1998; 8,297,046.238



         The accompanying notes are an integral part of the consolidated financial statements.

PART I -   FINANCIAL INFORMATION:                                   PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets -                                1
           March 31, 1998 and December 31, 1997

           Consolidated Statements of Operations - For the              2
           Three Months and  Nine Months Ended March 31,
           1998 and 1997

           Consolidated Statements of Changes in Stockholders'          3
           Equity (Deficit)-
           For the Three Months Ended March 31, 1998 and 1997

           Consolidated Statements of Cash Flows -                      4
           For the Three Months Ended March 31, 1998 and 1997

           Notes to Financial Statements                                5

Item 2.    Management's Discussion and Analysis of Financial            7
           Condition and Results of Operations

PART II -  OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                              8

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For  Quarter Ended March 31, 1998

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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 1998; 8,297,046.238

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                           March 31,          December 31,
                                                             1998                 1997
                                                          Unaudited
                           ASSETS
Cash                                                      $        8           $       27
Short-term investments                                           195                  251
Loans (net of reserve for loan
   losses of $52 in 1998 and in 1997)                             34                   34
Other assets                                                      58                   56
                                                          ----------            ---------
TOTAL ASSETS                                              $      295           $      368
                                                          ==========            =========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                         $    1,140           $    1,184
                                                           ---------            ---------
TOTAL LIABILITIES                                              1,140                1,184

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
    1,046,914 shares authorized, issued and
    outstanding (Liquidation value $20,938)                   20,349               20,300

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000
    shares authorized; approximately                           8,300                8,300
    8,300,000 shares  issued in 1998 and 1997
Additional paid-in capital                                    91,636               91,685
Surplus                                                       30,000               30,000
Accumulated deficit                                         (149,987)            (149,958)
Treasury stock, at cost; 54,000 shares in
    1998 and 1997                                          (   1,143)          (    1,143)
                                                           ---------            ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (  21,194)          (   21,116)
                                                           ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                 $      295           $      368
                                                          ==========           ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                   ($ In Thousands except for per share data)
                                   (Unaudited)



                                                     1998              1997
                                                     ----              ----

INCOME:
Interest income                               $           3     $         6
Other income                                             51              44
                                                 ----------        --------
TOTAL INCOME                                             54              50
                                                 ----------        --------

EXPENSES:
Salaries and employee benefits                           38              37
Net occupancy expense                                     3               2
Equipment expense, including depreciation                 1               2
Other expenses                                           41              40
                                                 ----------        --------
TOTAL EXPENSES                                           83              81
                                                 ----------        --------

(Loss) from continuing operations
      before income taxes                               (29)            (31)
Income taxes                                             -0-             -0-
                                                 ----------        --------
NET (LOSS)                                    $         (29)    $       (31)
                                                 ==========        ========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                         $        (706)    $      (708)

(LOSS) PER SHARE                              $        (.09)    $      (.09)

AVERAGE SHARES OUTSTANDING                        8,297,046       8,297,046



         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 1998 and 1997
                                ($ in Thousands)
                                   (Unaudited)




                                           Additional
                                       Common      Paid-In                  Accumulated Treasury
                                       Stock       Capital      Surplus     (Deficit)      Stock         Total

December 31, 1996                     $ 8,300     $ 91,881      $ 30,000      ($149,745)   ($1,143)   ($ 20,707)

Net (loss)                                                                    (      31)              (      31)
Accretion of discount on
    preferred stock, series B                    (      49)                                           (      49)
                                      -------    ----------     --------      ---------    -------   ----------


March 31, 1997                        $ 8,300    $  91,832      $ 30,000      ($149,776)   ($1,143)   ($ 20,787)
                                      =======    =========      ========      ==========   ========  ==========


December 31, 1997                     $ 8,300     $ 91,685      $ 30,000      ($149,958)   ($1,143)   ($ 21,116)

Net (loss)                                                                    (      29)              (      29)

Accretion of discount on
    preferred stock, series B                    (      49)                                           (      49)
                                      -------    ----------     --------      ---------    -------   ----------


March 31, 1998                        $ 8,300    $  91,636      $ 30,000      ($149,987)   ($1,143)   ($ 21,194)
                                      =======    =========      ========     ==========   ========   ==========












         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                ($ In Thousands)
                                   (Unaudited)



                                                                 1998      1997
                                                                 ----      ----


Operating activities:
Net (loss)                                                       $(29)     $(31)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                                   (46)       (6)
                                                                 ----      ----
         Net cash (used) by operating activities                  (75)      (37)

Investing activities:
Net decrease in investments                                        56        18
Net (increase) in loans                                           -0-         1
         Net cash provided by investing activities                 56        19

(Decrease) in cash
                                                                  (19)      (18)

Cash at beginning of period                                        27        33
                                                                 ----      ----

Cash at end of period                                            $  8      $ 15
                                                                 ====      ====











         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 1998 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                             Three Months Ended
                                                        March 31,       March 31,
                                                           1998           1997
                                                        -----------    -----------
PRIMARY (LOSS):
Net (loss)                                              $       (29)   $       (31)
Deduct accretion of discount on series B preferred
   stock and preferred dividends                                677            677
                                                        -----------    -----------
Net (loss) applicable to common stock                   $      (706)   $      (708)
                                                        ===========    ===========

ALLOCATION OF PRIMARY (LOSS):

Income (loss) from continued operations                 $       (29)   $       (31)
Deduct accretion of discount on series B preferred
   stock and preferred dividends                                677            677
                                                        -----------    -----------
TOTAL NET (LOSS)                                        $      (706)   $      (708)
                                                        ===========    ===========

AVERAGE SHARES OUTSTANDING                                8,297,046      8,297,046

PRIMARY (LOSS) PER COMMON SHARE:                        $      (.09)   $      (.09)
                                                        ===========    ===========



NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991,  the  annual  dividend  of $2.40 per share on the  Preferred
Series B stock was suspended. As of March 31, 1998, cumulative preferred dividends of $16,331,858 ($15.60 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was $2,880 for the three month period ended March 31, 1998, compared to a loss of $18,432 for the three month period ended March 31, 1997.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 1998, the Corporation had $.3 million in assets, $1.1 million in total liabilities, $20.3 million in redeemable preferred stock, and a stockholders' deficit of ($21.2) million, compared to $.4 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock and stockholders' deficit of ($21.1) million at December 31, 1997.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of the Corporation's litigation in the Court of Federal Claims. See Part II, Item 1.

Results of Operations

Total income increased $4,000 for the three month period ended March 31, 1998 as compared to the same period in 1997. This increase was primarily attributable to an increase in other income of $7,000 in the 1998 period over the comparable period in 1997.

Interest income was $3,000 for the three month period ended March 31, 1998, compared to $6,000 for the three month period ended March 31, 1997. Other income was $51,000 for the three month period ended March 31, 1998, compared to $44,000 for the three month period ended March 31, 1997.

Total expenses increased $2,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997.

The Corporation's primary operating expenses have been legal, insurance and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $83,000 for the three month period ended March 31, 1998, compared to $81,000 for the same period in 1997.

As a result of the foregoing, the Corporation reported a net loss of $29,000 for the three month period ended March 31, 1998, compared to $31,000 for the same period in 1997.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1998 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 1997 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

                           PART II - OTHER INFORMATION
                            Item 1. Legal Proceedings

On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank's purchasing certain assets and assuming certain liabilities of Defendant, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits as regulatory capital. The Defendant authorized Plaintiffs to amortize such capital credits along with the goodwill created by such acquisitions over a period of 25 to 30 years on the Bank's regulatory financial statements. Furthermore, the Corporation entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the Office of Thrift Supervision (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon these actions by Defendant, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Corporation for alleged breach of the Corporation's net worth maintenance agreement. The Corporation has filed an answer denying such counterclaim.

Following the Bank Closing, the Bank's claims and the claims of the Corporation were split into two separate actions. The Corporation's claims are separate and distinct from the claims of the Bank. An agency of the Defendant serves as Receiver for the Bank and is maintaining the Bank's claims against the Defendant.

On February 26, 1998, the Corporation filed a motion for summary judgment. The Bank's summary judgment motion was filed on April 3, 1998. On May 4, 1998, the Defendant filed a Motion for Continuance in order to conduct discovery prior to responding to the summary judgment motion of the Corporation and the Bank.

There are several similar cases pending before the U.S. Court of Federal Claims. The Corporation's case is dependent, in part, upon the outcome of cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 1998 was $16,331,858.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OLD STONE CORPORATION


Date:  May  13, 1998                    ---------------------------------------
                                        Geraldine Nelson
                                        President and Treasurer
                                        (Chief Executive and Chief Accounting
                                        Officer)