Form 10-Q
period 1998-06-30
OLD STONE CORP
filed 1998-08-11
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1998

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

                  Yes:     X                              No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of June 30, 1998; 8,297,046.238

PART I -   FINANCIAL INFORMATION:                                    PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets -                                 1
           March 31, 1998 and December 31, 1997

           Consolidated Statements of Operations - For the               2
           Three Months and Nine Months Ended
           March 31, 1998 and 1997

           Consolidated Statements of Changes in Stockholders'           3
           Equity (Deficit) - For the Three Months Ended
           March 31, 1998 and 1997

           Consolidated Statements of Cash Flows - For the               4
           Three Months Ended March 31, 1998 and 1997

           Notes to Financial Statements                                 5

Item 2.    Management's Discussion and Analysis of Financial             7
           Condition and Results of Operations

PART II -  OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                               8

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                          June 30,        December 31,
                                                            1998               1997
                                                         Unaudited
                                   ASSETS

Cash                                                  $        9          $       27
Short-term investments                                       130                 251
Loans  (net of reserve for loan losses of $52 in
       1998 and in 1997)                                      33                  34
Other assets                                                 280                  56
                                                         -------            --------
TOTAL ASSETS                                           $     452           $     368
                                                         =======            ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Other Liabilities                                     $     1,360          $     1,184
                                                        ---------            ---------
TOTAL LIABILITIES                                           1,360                1,184

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
       1,046,914 shares authorized, issued and
       outstanding (Liquidation value $20,938)             20,398               20,300

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1998
         and 1997                                           8,300                8,300
Additional paid-in capital                                 91,589               91,685
Surplus                                                    30,000               30,000
Accumulated deficit                                      (150,052)            (149,958)
Treasury stock, at cost; 54,000 shares in 1998
         and 1997                                       (   1,143)           (   1,143)
                                                        ---------            ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (  21,306)           (  21,116)
                                                        ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                            $        452         $        368
                                                       ==========           ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                   1998          1997             1998         1997
                                                   ----          ----             ----         ----

INCOME:
Interest income                                 $        5    $       6       $        8    $     12
Other income                                            42           38               93          82
                                                 ---------     --------        ---------    --------
TOTAL INCOME                                            47           44              101          94
                                                 ---------     --------         ---------   --------

EXPENSES:
Salaries and employee benefits                         42            42               80           79
Net occupancy expense                                   2             3                5            5
Equipment expense, including depreciation               2             1                3            3
Other expenses                                         66            28              107           68
                                                ---------      --------         --------     --------
TOTAL EXPENSES                                        112            74              195          155
                                                 --------      --------         --------      -------

(Loss) from continuing operations
      before income taxes                       (             (      30)     (              (      61)
                                                       65)                            94)
Income taxes                                           -0-           -0-              -0-          -0-
                                                 ----------    ----------       ---------     --------
NET (LOSS)                                      ($     65)    ($     30)       ($     94)   ($     61)
                                                  =======       =======          =======      =======

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                            ($   742)     ($   707)        ($ 1,448)    ($ 1,415)

(LOSS) PER SHARE                                ($    .09)    ($    .09)       ($    .17)     ($  .17)
                                                =========     =========         =========     =========

AVERAGE SHARES OUTSTANDING                      8,297,046     8,297,046        8,297,046     8,297,046
                                                =========     =========        =========     =========



         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 1998 and 1997
                                ($ in Thousands)
                                   (Unaudited)


                                                 Additional
                                       Common      Paid-In                   Accumulated   Treasury
                                       Stock       Capital      Surplus      (Deficit)      Stock        Total

December 31, 1996                     $ 8,300     $ 91,881      $ 30,000    ($149,745)      ($1,143)   ($ 20,707)

Net (loss)                                                                  (      61)                 (      61)
Accretion of discount on
    preferred stock, series B         _______    (      98)     _______        _______      _______    (      98)
                                      -------    ------------   -------        -------      -------   -----------

June 30, 1997                         $ 8,300    $  91,783      $ 30,000     ($149,806)     ($1,143)   ($ 20,866)
                                      =======    =========      ========     ==========     ========   ==========


December 31, 1997                     $ 8,300     $ 91,685      $ 30,000     ($149,958)     ($1,143)   ($ 21,116)

Net (loss)                                                                   (      94)                (      94)
Accretion of discount on
    preferred stock, series B         _______    (      96)     _______        _______      _______    (      96)
                                      -------    -----------    -------        -------      -------   -----------

June 30, 1998                         $ 8,300    $  91,589      $ 30,000     ($150,052)     ($1,143)   ($ 21,306)
                                      =======    =========      ========     ==========     ========   ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                ($ In Thousands)
                                   (Unaudited)


                                                                1998              1997
                                                                ----              ----

Operating activities:
Net (loss)                                                    ($     94)       ($   61)
Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
     Other, net                                               (      44)       (    27)
                                                                ---------     ---------
         Net cash provided (used) by operating activities     (     138)       (    88)

Investing activities:
Net decrease in investments                                         121             63
Net increase/(decrease) in loans                              (       1)             1
                                                               ---------      ---------
         Net cash provided by investing activities                  120             64

(Decrease) in cash                                            (      18)       (    24)

Cash at beginning of period                                          27             33
                                                               ----------       --------

Cash at end of period                                       $         9      $       9
                                                               ==========      =========




         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)



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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 1998 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1998 and 1997
                   ($ in Thousands except for per share data)
                                   (Unaudited)



NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):


                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                 1998            1997         1998         1997
                                                 ----            ----         ----         ----

PRIMARY (LOSS):
Net (loss)                                     ($     65)     ($    30)     ($    94)     ($    61)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                              677           677         1,354         1,354
                                                 -------       -------        ------        ------
Net (loss) applicable to common stock          ($    742)     ($   707)     ($ 1,448)     ($ 1,415)
                                                 =======       =======        ======        ======

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations               ($     65)     ($    30)     ($    94)     ($    61)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                            677           677         1,354         1,354
                                                  ------       -------        ------        ------
TOTAL NET (LOSS)                               ($    742)     ($   707)     ($ 1,448)     ($ 1,415)
                                                 =======       =======        ======        ======

Average shares outstanding                     8,297,046     8,297,046     8,297,046     8,297,046
                                               =========     =========     =========     =========

PRIMARY (LOSS) PER
  COMMON SHARE                                 ($   .09)      ($   .09)     ($  .17)     ($   .17)
                                                 =======       =======       =======       =======



NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 1998, cumulative preferred dividends of $16,960,007 ($16.30 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was $12,931 for the six month period ended June 30, 1998, compared to a loss of $42,233 for the six month period ended June 30, 1997.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At June 30, 1998, the Corporation had $.5 million in assets, $1.4 million in total liabilities, $20.4 million in redeemable preferred stock, and a stockholders' deficit of ($21.3) million, compared to $.4 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock and stockholders' deficit of ($21.1) million at December 31, 1997.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $3,000 for the three month period ended June 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to an increase in other income of $4,000 in the 1998 period over the comparable period in 1997. Total income year to date increased by $7,000 as compared to the same period in 1997. The increase was primarily attributable to an increase in other income of $11,000 and a reduction in interest income of $4,000 in the 1998 period over the comparable period in 1997.

Interest income was $5,000 and $6,000 respectively, for the three month periods ended June 30, 1998 and 1997. Other income was $42,000 for the three month period ended June 30, 1998, compared to $38,000 for the three month period ended June 30, 1997.

Total expenses increased $38,000 for the three month period ended June 30, 1998 as compared to the three month period ended June 30, 1997. The increase was attributable to an increase in other expenses of $38,000 of which were primarily legal and professional expenses, over the comparable period in 1997.

Total expenses year to date increased $40,000 as compared to the same period in 1997, of which were primarily attributable to legal and professional fees.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $112,000 for the three month period ended June 30, 1998, compared to $74,000 for the same period in 1997. Operating expenses year to date were $195,000 compared to $155,000 for the same period in 1997.

As a result of the foregoing, the Corporation reported net loss of ($65,000) for the three month period ended June 30, 1998, compared to ($30,000) for the same period in 1997.

The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1998 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1997 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.17) as compared to ($.17) for the same period in 1997.

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

                                OLD STONE CORPORATION


Date:  August 7, 1998           /s/Geraldine Nelson
                                -------------------------------------
                                Geraldine Nelson
                                President and Treasurer
                                (Chief Executive and Chief Accounting Officer)