Form 10-Q
period 1998-09-30
OLD STONE CORP
filed 1998-11-13
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1998

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

                  Yes:     X                              No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 1998; 8,297,046.238

PART I -   FINANCIAL INFORMATION:                                    PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets -                                 1
           September 30, 1998 and December 31, 1997

           Consolidated Statements of Operations - For the               2
           Three Months and Nine Months Ended
           September 30, 1998 and 1997

           Consolidated Statements of Changes in Stockholders'           3
           Equity (Deficit) - For the Nine Months Ended
           September 30, 1998 and 1997

           Consolidated Statements of Cash Flows - For the               4
           Nine Months Ended September 30, 1998 and 1997

           Notes to Financial Statements                                 5

Item 2.    Management's Discussion and Analysis of Financial             7
           Condition and Results of Operations

PART II -  OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                               8

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)



                                                          September 30,        December 31,
                                                              1998                 1997
                                                           Unaudited
                                         ASSETS
Cash                                                      $       24            $       27
Short-term investments                                           105                   251
Loans (net of reserve for loan losses of $52 in
         1998 and in 1997)                                        17                    34
Other assets                                                     274                    56
                                                          ----------           -----------
TOTAL ASSETS                                              $      420            $      368
                                                          ==========            ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                           $  1,342           $     1,184
                                                           ---------             ---------
TOTAL LIABILITIES                                              1,342                 1,184

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)              20,447                20,300

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1998
         and 1997                                              8,300                 8,300
Additional paid-in capital                                    91,540                91,685
Surplus                                                       30,000                30,000
Accumulated deficit                                         (150,066)             (149,958)
Treasury stock, at cost; 54,000 shares in 1998
         and 1997                                        (     1,143)          (     1,143)
                                                            ---------             ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (   21,369)           (   21,116)
                                                             --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                               $        420          $        368
                                                           ==========            ==========




         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,               September 30,
                                                   1998          1997           1998          1997
                                                   ----          ----           ----          ----

INCOME:
Interest income                                $        7    $       5       $      15     $     17
Other income                                           75           38             168          120
                                                ---------    ---------       ---------     --------
TOTAL INCOME                                           82           43             183          137
                                                ---------    ---------       ----------    --------

EXPENSES:
Salaries and employee benefits                        36            35             116          114
Net occupancy expense                                  3             3               8            8
Equipment expense, including depreciation              1             1               4            4
Other expenses                                        56            63             163          131
                                               ---------     ---------       ---------     --------
TOTAL EXPENSES                                        96           102             291          257
                                               ---------      --------       ---------     --------

(Loss) from continuing operations
      before income taxes                      (      14)    (      59)      (     108)   (     120)

Income taxes                                          -0-           -0-             -0-          -0-
                                                ----------    ----------      ---------     --------
NET (LOSS)                                     ($     14)    ($     59)      ($    108)   ($    120)
                                                 =======       =======         =======       =======

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                           ($   691)     ($   736)       ($ 2,139)    ($ 2,151)

(LOSS) PER SHARE                               ($    .09)    ($    .09)      ($    .26)    ($   .26)
                                                 =======       =======         =======      =======

AVERAGE SHARES OUTSTANDING                     8,297,046     8,297,046       8,297,046    8,297,046
                                               =========     =========       =========    =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  Nine Months Ended September 30, 1998 and 1997
                                ($ in Thousands)
                                   (Unaudited)



                                                   Additional
                                       Common       Paid-In                  Accumulated   Treasury
                                        Stock       Capital      Surplus     (Deficit)      Stock         Total

December 31, 1996                      $ 8,300     $ 91,881      $ 30,000   ($149,745)     ($1,143)   ($ 20,707)

Net (loss)                                                                  (     120)                (     120)

Accretion of discount on
    preferred stock, series B          _______    (     147)      _______        _______    _______    (    147)
                                       -------    ------------    -------        -------    -------    ---------

September 30, 1997                     $ 8,300     $  91,734      $ 30,000   ($149,865)    ($1,143)   ($ 20,974)
                                       =======     =========      ========   ==========    ========   ==========


December 31, 1997                      $ 8,300      $ 91,685      $ 30,000   ($149,958)    ($1,143)   ($ 21,116)

Net (loss)                                                                        (108)               (     108)

Accretion of discount on
    preferred stock, series B          _______    (      145)     _______      _______     _______    (     145)
                                       -------    ------------    -------      -------     -------    ----------

September 30, 1998                     $ 8,300     $  91,540      $ 30,000   ($150,066)    ($1,143)   ($ 21,369)
                                       =======     =========      ========   ==========    ========   ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                ($ In Thousands)
                                   (Unaudited)



                                                                1998                 1997
                                                                ----                 ----

Operating activities:
Net (loss)                                                 ($      108)         ($      120)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                           (         58)       (          17)
                                                            ----------          -----------
         Net (used) by operating activities                (       166)        (        137)

Investing activities:
Net decrease in investments                                        146         (        119)
Net decrease in loans                                               17                    2
                                                           -----------         ------------
         Net cash provided by investing activities                 163         (        121)

(Decrease) in cash                                        (          3)        (         16)

Cash at beginning of period                                         27                   33
                                                           -----------           ----------

Cash at end of period                                    $          24        $          17
                                                           ===========          ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 1998 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1998 and 1997
                   ($ in Thousands except for per share data)
                                   (Unaudited)



NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):


                                                   Three Months Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                   1998            1997           1998           1997
                                                   ----            ----           ----           ----
PRIMARY (LOSS):
Net (loss)                                     ($      14)    ($      59)      ($    108)     ($    120)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                               677            677           2,031          2,031
                                                  -------        -------          ------         ------
Net (loss) applicable to common stock           ($    691)     ($    736)       ($ 2,139)      ($ 2,151)
                                                  =======        =======          ======         ======

ALLOCATION OF PRIMARY (LOSS):
(Loss) from continued operations               ($      14)    ($      59)      ($    108)     ($    120)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                             677            677           2,031          2,031
                                                   ------        -------          ------         ------
TOTAL NET (LOSS)                                ($    691)     ($    736)       ($ 2,139)      ($ 2,151)
                                                  =======        =======          ======         ======

Average shares outstanding                      8,297,046      8,297,046       8,297,046      8,297,046
                                                =========      =========       =========      =========

PRIMARY (LOSS) PER
  COMMON SHARE                                 ($     .09)    ($     .09)    ($     .26)    ($     .26)
                                                  =======        =======        =======        =======


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 1998, cumulative preferred dividends of $17,588,155 ($16.80 per share) had not been declared or paid.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before income taxes was ($4,315) for the nine month period ended September 30, 1998, compared to a loss of ($55,601) for the nine month period ended September 30, 1997.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 1998, the Corporation had $.4 million in assets, $1.3 million in total liabilities, $20.5 million in redeemable preferred stock, and a stockholders' deficit of ($21.4) million, compared to $.4 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock and stockholders' deficit of ($21.1) million at December 31, 1997.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $39,000 for the three month period ended September 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to an increase in other income of $37,000 in the 1998 period over the comparable period in 1997. Total income year to date increased by $46,000 as compared to the same period in 1997. The increase was primarily attributable to an increase in other income of $48,000 and a reduction in interest income of $2,000 in the 1998 period over the comparable period in 1997.

Interest income was $7,000 and $5,000 respectively, for the three month periods ended September 30, 1998 and 1997. Other income was $75,000 for the three month period ended September 30, 1998, compared to $38,000 for the three month period ended September 30, 1997.

Total expenses decreased $6,000 for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997. The decrease was attributable to other expenses of $7,000 of which were primarily legal and professional expenses, over the comparable period in 1997.

Total expenses year to date increased $34,000 as compared to the same period in 1997, of which were primarily attributable to legal and professional fees.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $96,000 for the three month period ended September 30, 1998, compared to $102,000 for the same period in 1997. Operating expenses year to date were $291,000 compared to $257,000 for the same period in 1997.

As a result of the foregoing, the Corporation reported net loss of ($14,000) for the three month period ended September 30, 1998, compared to ($59,000) for the same period in 1997.

The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1998 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1997 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.26) as compared to ($.26) for the same period in 1997.

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

On February 26, 1998, the Corporation filed a motion for summary judgment. The Bank's summary judgment motion was filed on April 3, 1998. On May 4, 1998, the Defendant filed a Motion for Continuance in order to conduct discovery prior to responding to the summary judgment motion of the Corporation and the Bank. Discovery proceedings are ongoing. No prediction as to the outcome of this case can be made at this time.

There are several similar cases pending before the U.S. Court of Federal Claims. The Corporation's case is dependent, in part, upon the outcome of cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 1998 was $17,588,155.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OLD STONE CORPORATION


Date:  November 13, 1998        /s/Geraldine Nelson
                                -------------------------------------
                                Geraldine Nelson
                                President and Treasurer
                                (Chief Executive and Chief Accounting Officer)