Form 10-K
period 1998-12-31
OLD STONE CORP
filed 1999-04-15
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended: December 31, 1998

[ ]  Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange  Act  of  1934.  For  the   transition   period  from  _______  to
     ___________.

                          Commission file number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

Rhode Island                                05-0341273
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

957 Warren Avenue, East Providence, RI      02914
 (Address of Principal Executive Offices)   (Zip Code)

Registrant's Telephone Number, Including Area Code:  (401) 434-4632

Securities registered pursuant to
Section 12(b) of the Act:                   Common Stock ($1.00 par value)
                                            Cumulative Voting Convertible
                                            Preferred Stock, Series B
                                            ($20,000 Stated Value, $1.00 Par
                                            Value)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                                      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Since there is no ascertainable market value for the Registrant's stock, the Registrant is unable to state the aggregate market value of the voting and non-voting common equity held by non-affiliates. See Item 5.

As of the  close of  business  on  April  14,  1999,   8,297,046  shares  of the
Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:  None.

                                Table of Contents


              Description                                            Page Number

PART I


     Item 1   Business ...................................................    1
     Item 2   Properties .................................................    2
     Item 3   Legal Proceedings...........................................    3
     Item 4   Submission of Matters to a Vote of Security Holders ........    4

PART II

     Item 5   Market for the Registrant's Common Equity and Related
               Stockholder Matters .......................................    5
     Item 6   Selected Financial Data ....................................    5
     Item 7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    7
     Item 7A  Quantitative and Qualitative Disclosures About
               Market Risk ...............................................    9
     Item 8   Financial Statements and Supplementary Data ................    9
     Item 9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................    9

PART III

     Item 10  Directors and Executive Officers of the Registrant .........   10
     Item 11  Executive Compensation .....................................   12
     Item 12  Security Ownership of Certain Beneficial Owners
               and Management.............................................   13
     Item 13  Certain Relationships and Related Transactions .............   15

PART IV

     Item 14  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................   16

Signatures    ............................................................   18

                                     PART I

ITEM 1.  BUSINESS

Background

     Old Stone Corporation (the "Registrant") is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. The principal offices of the Registrant are located at 957 Warren Avenue, East Providence, Rhode Island 02914.

     On January 29, 1993, the Office of Thrift Supervision ("OTS") declared Old Stone Bank, a Federal Savings Bank, a federally chartered stock savings bank organized under the laws of the United States (the "Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver (the "Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank (the "Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of the assets of the Registrant. Immediately following the Bank Closing, all of the officers of the Registrant resigned and were hired by the Bridge Bank. A limited slate of new officers was elected on March 8, 1993. See Item 10 below, "Directors and Executive Officers of the Registrant." The Registrant and the Bank have instituted a suit against the United States in connection with the Bank Closing. See Item 3 "Legal Proceedings" below.

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

     Old Stone Securities is subject to regulation by the SEC, the State of Rhode Island Department of Business Regulation and the National Association of Securities Dealers, Inc.

Employees

     As of December 31, 1998, Old Stone Securities employed 3 persons, all of whom were full-time, two of whom also serve as officers of the Registrant, and who handle certain administrative functions on behalf of the Registrant.

Recent Developments

     On November 14, 1997, a statement was filed with the SEC on Schedule 14D-1 relating to a tender offer by Manticore Properties, L.L.C. ("Manticore"), which is wholly-owned by Gotham Partners, L.P. ("Gotham I") and Gotham Partners, II, L.P. which was subsequently dissolved on October 1, 1998 ("Gotham II"), to purchase any and all shares of the Registrant's Common Stock for $1.00 per share and the Registrant's Preferred Stock for $4.00 per share. Based upon subsequent filings with the SEC by Manticore, during the tender offer period Manticore purchased approximately 1,405,955.529 shares of Common Stock and 297,018 shares of Preferred Stock that were tendered by the Registrant's shareholders.

     Subsequent to that time, according to filings by Manticore and its affiliated companies (Gotham I, Gotham III, Gotham International Advisors, L.L.C. ("Advisors") and Gotham Partners International Ltd.) (collectively, the "Funds")), the Funds have continued to purchase shares of the Common Stock and the Preferred Stock in the open market.

     According to the Funds' most recent filing, as of March 31,1999, Manticore had sole voting and dispositive power with respect to 1,407,144 shares of the Common Stock and 299,016 shares of the Preferred Stock; Gotham I had sole voting and dispositive power with respect to 332,381 shares and shared voting and dispositive power with respect to 1,407,144 shares of the Common Stock and sole voting power with respect to 4,600 shares and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; Gotham III had sole voting and dispositive power with respect to 15,608 shares, and shared voting and dispositive power with respect to 1,407,144 shares, of the Common Stock and sole voting and sole dispositive power with respect to 250 shares of Preferred Stock and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; and Advisors had sole voting and sole dispositive power with respect to 434,756 shares of the Common Stock and 52,928 shares of the Preferred Stock.

ITEM 2.  PROPERTIES

     The administrative offices of the Registrant and Old Stone Securities are located at 957 Warren Avenue, East Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $800.00, the cost of which is shared by Old Stone Securities and the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not aware of any material pending legal proceedings to which it or Old Stone Securities or their respective properties, are a party or were a party during the fourth quarter of the Registrant's fiscal year ended December 31, 1998, except as noted in the counterclaim discussed below.

     On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, "Business--Background."

     On September 16, 1992, the Registrant and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980s, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC")), in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's financial statements. Furthermore, the Registrant entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

     Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Registrant for alleged breach of its net worth maintenance agreement. The Registrant has filed an answer denying such counterclaim.

     Following the Bank Closing, the Bank's claims and the claims of the Registrant were split into two separate actions. The Registrant's claims are separate and distinct from the claims of the Bank. An agency of the Defendant, the Federal Deposit Insurance Corporation ("FDIC"), serves as receiver for the Bank and is maintaining the Bank's claims against the Defendant. On February 27, 1998, the Registrant filed a motion for summary judgment, which the Defendant is opposing. There are several similar cases pending before the U.S. Court of Federal Claims. The Registrant's case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Registrant's case can be made at this time.

     On October 17, 1997, Registrant and Arnold & Porter (the "Firm") entered into a Retainer Agreement (the "Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee (the "Incentive Fee") based on the dollar amount of any award received by the Registrant or through the Federal Deposit Insurance Corporation, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of accrued fees for legal services rendered by the Firm.

     In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the Registrant's right, title and interest in any judgment, settlement or consensual arrangement from the pending lawsuit. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, the Registrant granted to the Law Firm a first priority security interest in and to the litigation with the United States and any proceeds derived from a judgment settlement or other consensual resolution of the litigation. See also Item 11, "Executive Compensation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Until January 29, 1993, the Registrant's Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN." Commencing in January, 1999, the Registrant's Common Stock commenced trading on the bulletin board. At April 14, 1999, there were approximately 40,976 shareholders of record. High and low stock prices for the last year were

     1998           High      Low
     ----           ----      ----
   First Quarter    5 3/16    1.00
   Second Quarter   5.00      3.50
   Third Quarter    4.00      3 1/8
   Fourth Quarter   3 1/4     2 7/8

     The Registrant discontinued dividends to holders of its Common Stock and its Preferred Stock during the third quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Registrant constituting twenty percent (20%) of the total number of directors of the Registrant at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $18,216,304 as of December 31, 1998 is declared and fully paid on the Preferred Stock, the Registrant may not declare any dividends or make any other distributions on or redeem the Common Stock.

     The Registrant did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background." Bank operations are not included in 1996, 1997 or 1998 operations. At December 31, 1997 and 1998 the Registrant's statements of financial condition do not include any assets or liabilities of the Bank.

     The following schedule of selected financial information includes the three years ending December 31, 1996, 1997 and 1998.

     Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):


Fiscal Year Ended:                   December 31,   December 31,    December 31,
                                            1996           1997            1998

INCOME:

Interest income                      $        20    $        18    $        19
Other income                                 231            179            238
Total income                                 251            197            257

EXPENSES:

Interest expense                               0              0              0
Salaries and benefits                        168            155            157
Other operating expenses                     376            248            213
Total expense                                544            403            370

OPERATING (LOSS):

Operating (loss)
before income taxes                  $      (293)   $      (206)   $      (113)
Income taxes (credit)                          6              7              0
NET (LOSS)                                  (299)          (213)          (113)

Net loss available to common         $    (3,007)   $    (2,921)   $    (2,821)
  shareholders
Net Loss per share                   $      (.36)   $      (.35)   $      (.34)
Average shares outstanding             8,297,046      8,297,046      8,297,046

ASSETS:
Cash                                 $        33    $        27    $         4
Short-term investments                       401            251            105
Loans receivable, net                         56             34             30
Other assets                                  80             56            276
                                     -----------    -----------    -----------

TOTAL                                $       570    $       368    $       415

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                                 0              0              0
Other liabilities                          1,344          1,184          1,344
Total liabilities                          1,344          1,184          1,344

Redeemable preferred stock                20,104         20,300         20,496

Stockholders' equity (deficit)           (20,707)       (21,116)       (21,425)
                                      ----------    -----------   ------------
                                     $       570    $       368    $       415


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Current Operations

     As a result of the Bank Closing, the Registrant's present business activities include its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. Management has invested, and intends in the future to invest, the Registrant's assets on a short-term basis. The Registrant's Board of Directors has continued to monitor various expense saving and revenue enhancing measures at Old Stone Securities designed and effectuated during 1997 and 1998.

     Since the Bank Closing, and except for the operation of Old Stone Securities, the Registrant's primary expenses have been legal, insurance, accounting, and transfer agent expenses. At the end of 1996, the Registrant terminated its transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc.

Results for Year Ended  December  31, 1998  Compared to Year Ended  December 31,
1997.

     Interest income was $19,000 for the year ended December 31, 1998, compared to $18,000 for the year ended December 31, 1997.

     Other income, including securities gains, was $238,000 for the year ended December 31, 1998, compared to $179,000 for the year ended December 31, 1997.

     Since the Bank Closing, the Registrant's primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as, the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $370,000 for the year ended December 31, 1998, compared to $403,000 for the year ended December 31, 1997.

     Salaries and benefits for the year ended 1998 were $157,000 compared to $155,000 for 1997.

     Old Stone Securities' loss before income taxes was $2,443 for the year ended December 31, 1998, compared to a loss of $71,154 for the year ended December 31, 1997. The Registrant reported net loss of $113,000 for the year ended December 31, 1998 compared to a loss of $213,000 for the year ended December 31, 1997.

     The loss per share was $.34 for the year ended December 31, 1998 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.35 for the year ended December 31, 1997 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and the Registrant does not expect to pay dividends in the foreseeable future. Further, the Registrant is prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $18,216,304 as of December 31, 1998) on the Preferred Stock dividends is paid in full.

Results for Year Ended  December  31, 1997  Compared to Year Ended  December 31,
1996.

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

     The loss per share was $.35 for the year ended December 31, 1997 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.36 for the year ended December 31, 1996 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million.

     The increase in the number of shares reported for average shares outstanding from the previous reports for year-end 1996 and 1997 (8,246,175) compared to 1997 (8,297,046) was not because of additional shares issued by the Registrant. Rather, the change results from clarification of a discrepancy with a previous transfer agent. Changes have not been made to the loss per share calculation in previous year's statements because they are not material.

Liquidity and Capital Resources

     At December 31, 1998, the Registrant had $.4 million in assets, $1.3 million in total liabilities, $20.5 million in redeemable preferred stock, and a stockholder's deficit of $21.4 million, compared to $.4 million in assets, $1.2 million in total liabilities, $20.3 million in redeemable preferred stock and stockholders' deficit of $21.1 million at December 31, 1997.

     The Registrant's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Registrant's current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's Consolidated Financial Statements for the year ended December 31, 1998 are filed as Exhibit 99 to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors of the Registrant. In February, 1997 Thomas F. Hogg, Winfield W. Major and James
V. Rosati were elected by the Board to serve as interim Directors of the Registrant until the next meeting of shareholders for the purpose of electing directors. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of the Registrant's Preferred Stock to elect 20% of the directors of the Registrant).

     The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.

       Name                 Age    Principal Occupation           Director Since

Howard W. Armbrust          71     Retired former Chairman,                1974
                                   Vargas Manufacturing
                                   (jewelry manufacturer)

Bernard V. Buonanno, Jr     61     Partner, Edwards & Angell,              1979
                                   LLP (law firm); Partner,
                                   Riparian Partners
                                   (investment firm);
                                   Director, A.T. Cross Company

Robert E. DeBlois           65     Retired former Chairman of              1974
                                   DB Companies, Inc. and its
                                   subsidiaries (gasoline and
                                   convenience store chain)

Thomas P. Dimeo             68     Chairman, The Dimeo Group               1974
                                   of Companies (construction
                                   industry)

Thomas F. Hogg              51     Chief Financial Officer,                1997
                                   R.I. Housing & Mortgage
                                   Finance Corporation (state
                                   chartered housing finance
                                   agency)

Allen H. Howland            78     Chairman, Original Bradford             1992*
                                   Soap Works, Inc.
                                   (manufacturer of private
                                   label soaps)

Beverly E. Ledbetter        55     Vice President and General              1981
                                   Counsel, Brown University

Winfield W. Major           51     General Counsel, Bacou USA,             1997
                                   Inc. since June 29, 1998
                                   (safety products
                                   manufacturing company);
                                   prior to June 29, 1998
                                   counsel, Edwards & Angell,
                                   LLP (law firm)

James V. Rosati             49     Chief Executive Officer,                1997*
                                   Telecommunications Sector,
                                   Plastics Division, Cookson
                                   Group plc; Senior Vice
                                   President, Cookson America,
                                   Inc. (industrial
                                   manufacturing company)

Alfred J. Verrecchia        56     President, Global                       1987
                                   Operations and Director,
                                   Hasbro, Inc. (toy
                                   manufacturer); Director
                                   Hasbro, Inc.; Director
                                   Bacou USA, Inc. since
                                   February 24, 1999                        1999

* Mr. Howland also served as a Director from 1981 to 1991; Mr. Rosati also served as a Director from 1991 to 1993.

     With respect to information regarding executive officers of the Registrant, none of the officers of Registrant would be considered executive officers thereof under the rules of the SEC.


ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     None of the officers of the Registrant would be considered executive officers of the Registrant under the rules of the SEC. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

     For the fiscal year ended December 31, 1998, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998 the Board adopted a reolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that the Corporation achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 41 meetings of the Board or Committees thereof.

     On October 23, 1998, the Board of Directors of Registrant adopted a resolution establishing a Litigation Management Committee to effectively prosecute the Registrant's claims against the United States of America in the Court of Federal Claims. This Committee was established in order to manage the Registrant's litigation, including working with the Registrant's outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Bernard V. Buonanno, Jr., Thomas F. Hogg, Winfield W. Major and James V. Rosati.

     In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, contingent upon the Registrant's achieving a certain threshold of award and then progressively receiving certain levels of awards via judgment or settlement in the litigation (the "Recovery").

     The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to the Registrant for the services they render in this regard unless they act with "deliberate intent to injure the Registrant or its shareholders or with reckless disregard for the best interests of the Registrant or its shareholders." Lastly, the members of the Committee shall be indemnified by the Registrant with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Registrant's litigation (subject to the same exception listed in the previous sentence).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Corporation

     The following table sets forth information as to the only persons known to the Registrant to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities of the Registrant.

Amount and Nature of Beneficial Ownership of Common Stock (1)

                                           Sole            Shared          Sole         Shared Dispositive      Percent of
Name and Address of Beneficial Owner      Voting           Voting       Dispositive           Power            Outstanding
                                           Power           Power          Power                                  Stock

Manticore  Properties, LLC (2)           351,223       1,606,488         351,223            1,606,488              23.03
Gotham Partners, L.P.
Gotham Partners III, L.P.
110 East 42nd Street
18th Floor
New York, NY  10017

Gotham Partners                          470,041                0        470,041             0                      5.64
International Advisors, LLC (3)
(same as above)



(1) This information with respect to beneficial ownership is based upon information obtained by the Registrant as of March 31, 1999 from Manticore Properties, LLC as filed with the SEC on Form 4 filed on dated April 9, 1999.

(2) Manticore Properties, LLC also has sole voting and sole dispositive power with respect to 299,016 shares of Preferred Stock (28.56% of the class), which it shares with Gotham I and Gotham III, and which are convertible into 199,344 shares of Common Stock.

(3) Advisors also has sole voting and sole dispositive power with respect to 52,928 shares of Preferred Sock, which are convertible into 35,285 shares of Common Stock.

Security Ownership of Directors

     The following table sets forth information furnished to the Registrant by all present Directors regarding amounts of Common Stock of the Registrant owned by them on December 31, 1998. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Beneficial Owner             Number of Shares            Percent of
                                     Beneficially Owned          Outstanding
                                                                 Common Stock

Howard W. Armbrust                        2,000                         *

Bernard V. Buonanno, Jr.                  4,613                         *

Robert E. DeBlois                         4,742                         *

Thomas P. Dimeo                          11,000 (1)                     *

Thomas F. Hogg                            6,257 (4)                     *

Allen H. Howland                          2,557 (2)                     *

Beverly E. Ledbetter                        133                         *

Winfield W. Major                     7,476.625 (4)                     *

James V. Rosati                      23,267.912 (3)(4)                  *

Alfred J. Verrecchia                      1,525                         *

All current  Directors of
 the Corporation as a group          63,571.537 (4)                *1.537
 (10 persons)

(1) Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2) Excludes 100 shares owned by Mr. Howland's spouse, as to which he disclaims beneficial ownership.

(3) Excludes 2,000 shares owned by Mr. Rosati's spouse, as to which he disclaims beneficial ownership.

(4) Excludes shares held in the name of the FDIC, as Trustee of the ESOP, which were distributed to Messrs. Hogg, Major and Rosati. As of December 31, 1998 10,659.107, 11,062.824 and 11,449.10 shares were allocated to the accounts of Messrs. Hogg, Major and Rosati, respectively and are held by them directly.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

     Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by the Registrant on various legal matters. The dollar amount of fees paid to Edwards & Angell, LLP during 1998 did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)

               (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to this report.

               Consolidated Balance Sheets - December 31, 1998 and 1997

               Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

               Consolidated   Statements  of  Changes  in  Stockholders'  Equity
               (Deficit) - Years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flow - Years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

               (2) None.

               (3) List of Exhibits -- See Item 14(c) below.

         (b)   Reports on Form 8-K

                    None.

         (c) Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

                                     Exhibit

               (10) Agreement with Arnold & Porter

               (21) Incorporated by reference to Exhibit 21 of the Registrant's
                    Form 10-K filed March 30, 1998

               (27) Financial Data Schedule

               (99) Consolidated Financial Statements for the Registrant for the
                    years ended December 31, 1998, 1997 and 1996

         (d)   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OLD STONE CORPORATION
                                   (Registrant)



April 14, 1999                   By: /s/ Bernard V. Buonanno, Jr.
                                       -----------------------------
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ____, 1999.


/s/  Howard W. Armbrust                     Director
-----------------------
Howard W. Armbrust


/s/ Bernard V. Buonanno, Jr                 Director
---------------------------
Bernard V Buonanno, Jr.


/s/  Robert E. DeBlois                      Director
----------------------
Robert E. DeBlois


/s/ Thomas P. Dimeo                         Director
-------------------
Thomas P. Dimeo


/s/ Thomas F. Hogg                          Director
------------------
Thomas F. Hogg


/s/ Allen H. Howland                        Director
--------------------
Allen H. Howland


/s/ Beverly E. Ledbetter                    Director
------------------------
Beverly E. Ledbetter


/s/ Winfield W. Major                       Director
---------------------
Winfield W. Major


/s/ James V. Rosati                         Director
-------------------
James V. Rosati


/s/ Alfred J. Verrecchia                    Director
------------------------
Alfred J. Verrecchia

                                    EXHIBITS

Exhibit 10

Agreement with Arnold & Porter

EXHIBIT 27

FINANCIAL DATA SCHEDULE


EXHIBIT 99

OLD STONE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996