Form 10-Q
period 1999-03-31
OLD STONE CORP
filed 1999-05-14
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1999

or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of to

Commission File Number 0-8016

                              OLD STONE CORPORATION
             (Exact name of registrant as specified in its charter)

         Rhode Island                                      05-0341273
(State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                             Number)

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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 1999; 8,297,046.238

PART I -   FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets -                                    1
           March 31, 1999 and December 31, 1998

           Consolidated Statements of Operations - For the Three
           Months Ended March 31, 1999 and 1998                             2

           Consolidated Statements of Changes in Stockholders' Equity       3
           (Deficit) - For the Three Months Ended March 31, 1999 and 1998

           Consolidated Statements of Cash Flows - For the Three Months     4
           Ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

PART II -  OTHER INFORMATION                                                9

Item 1.    Legal Proceedings                                                9

Item 3.    Defaults Upon Senior Securities                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                    March 31,      December 31,
                                                                      1999            1998
                                                                      ----            ----
                                                                    Unaudited
                                                                    ---------
                                ASSETS
Cash                                                                $       9      $       4
Short-term investments                                                     86            105
Loans (net of reserve for loan losses of $52 in
         1999 and in 1998)                                                 30             30
Other assets                                                              276            276
                                                                    ---------      ---------
TOTAL ASSETS                                                        $     401      $     415
                                                                    =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                   $   1,344      $   1,344
                                                                    ---------      ---------
TOTAL LIABILITIES                                                       1,344          1,344

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                       20,545         20,496

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1999
         and 1998                                                       8,300          8,300
Additional paid-in capital                                             91,440         91,489
Surplus                                                                30,000         30,000
Accumulated deficit                                                  (150,085)      (150,071)
Treasury stock, at cost; 54,000 shares in 1999
         and 1998                                                      (1,143)        (1,143)
             ----                                                    --------       --------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (21,488)       (21,425)
                                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                           $     401      $     415
                                                                    =========      =========




     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    1999          1998
                                                    ----          ----

INCOME:
Interest income                               $         3      $         3
Other income                                           86               51
                                              -----------      -----------
TOTAL INCOME                                           89               54
                                              -----------      -----------

EXPENSES:
Salaries and employee benefits                         38               38
Net occupancy expense                                   2                3
Equipment expense, including depreciation               1                1
Other expenses                                         62               41
                                              -----------      -----------
TOTAL EXPENSES                                        103               83
                                              -----------      -----------

(Loss) from continuing operations
      before income taxes                     (       14)      (       29)
Income taxes                                          -0-              -0-
                                              -----------      -----------
NET (LOSS)                                    ($      14)      ($      29)
                                              ===========      ===========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                         ($     691)      ($     706)

(LOSS) PER SHARE                              ($     .08)      (      .09)
                                              ===========      ===========

AVERAGE SHARES OUTSTANDING                     8,297,046        8,297,046
                                              ===========      ===========








     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 1999 and 1998
                                ($ in Thousands)
                                   (Unaudited)


                                          Additional
                                       Common       Paid-In           Accumulated                  Treasury
                                        Stock       Capital      Surplus      (Deficit)      Stock         Total
                                        -----       -------      -------      ---------      -----         -----

December 31, 1997                      $8,300       $91,685      $30,000    ($149,958)     ($1,143)       ($21,116)

Net (loss)                                                                        (29)                         (29)
Accretion of discount on
     preferred stock, series B                    (      49)                                              (     49)
                                        -----      --------       ------      -------        -----         -------

March 31, 1998                         $8,300       $91,636      $30,000    ($149,987)     ($1,143)       ($21,194)
                                        =====        ======       ======      =======        =====          ======


December 31, 1998                      $8,300       $91,489      $30,000    ($150,071)     ($1,143)       ($21,425)

Net (loss)                                                                        (14)                         (14)
Accretion of discount on
     preferred stock, series B                          (49)                                                   (49)
                                       ------           ---       ------      ------         -----          ------

March 31, 1999                         $8,300       $91,440      $30,000    ($150,085)     ($1,143)       ($21,488)
                                        =====        ======       ======      =======        =====          ======







     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                ($ In Thousands)
                                   (Unaudited)


                                                             1999           1998
                                                             ----           ----

Operating activities:
Net (loss)                                              ($       14)     ($      29)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                         (         0)     (       46)
                                                         ----------        --------
         Net (used) by operating activities             (        14)     (       75)

Investing activities:
Net decrease in investments                                      19      (      56)
                                                         ----------       --------
         Net cash provided by investing activities               19      (      56)
                                                         ----------       --------

Increase (decrease) in cash                                       5      (      19)

Cash at beginning of period                                       4             27
                                                         ----------       --------

Cash at end of period                                   $         9      $       8
                                                         ==========       =========














     The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)



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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 1999 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998
                   ($ in Thousands except for per share data)
                                   (Unaudited)



NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                  Three Months Ended
                                                       March 31,
                                                  1999            1998
                                                  ----            ----
PRIMARY (LOSS):
Net (loss)                                    ($       14)   ($       29)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                               677            677
                                                 --------       --------
Net (loss) applicable to common stock         ($      691)   ($      706)
                                                =========      =========

ALLOCATION OF PRIMARY (LOSS):
Income (Loss) from continued operations       ($       14)   ($       29)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                             677            677
                                                ---------      ---------
TOTAL NET (LOSS)                              ($      691)   ($      706)
                                                ==========     =========

AVERAGE SHARES OUTSTANDING                      8,297,046      8,297,046
                                                =========      =========

PRIMARY (LOSS) PER
  COMMON SHARE                                ($      .08)   ($      .09)
                                                =========      =========


NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991,  the  annual  dividend  of $2.40 per share of the  Preferred
Series B stock was suspended. As of March 31, 1999, cumulative preferred dividends of $18,844,452 ($18.00 per share) had not been declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before income taxes was $11,634 for the three month period ended March 31, 1999, compared to a loss of $2,880 for the three month period ended March 31, 1998.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 1999, the Corporation had $.4 million in assets, $1.4 million in total liabilities, $20.5 million in redeemable preferred stock, and a stockholders' deficit of ($21.5) million, compared to $.4 million in assets, $1.3 million in total liabilities, $20.5 million in redeemable preferred stock and stockholders' deficit of ($21.4) million at December 31, 1998.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $35,000 for the three month period ended March 31, 1999 as compared to the same period in 1998. This increase was primarily attributable to an increase in other income of $35,000 in the 1999 period over the comparable period in 1998.

Interest income was $3,000 for the three month periods ended March 31, 1999 compared to $3,000 for the three month period ended March 31, 1998. Other income was $86,000 for the three month period ended March 31, 1999, compared to $51,000 for the three month period ended March 31, 1998.

Total operating expenses increased $20,000 for the three month period ended March 31, 1999 as compared to the three month period in 1998.

The Corporation's primary operating expenses have been legal and accounting expenses, as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $103,000 for the three month period ended March 31, 1999, compared to $83,000 for the same period in 1998.

As a result of the foregoing, the Corporation reported net loss of $14,000 for the three month period ended March 31, 1999, compared to $29,000 for the same period in 1998.

The loss per share available for common stockholders was $.08 for the three month period ended March 31, 1999 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was $.09 for the three month period ended March 31, 1998 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC")) in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's regulatory financial statements. Furthermore, the Corporation entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

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

On February 27, 1998, the Corporation filed a motion for summary judgment which the Defendant is opposing. The Court has not ruled on this motion. The Corporation and the Defendant are currently involved in discovery proceedings which are expected to be completed by July 31, 1999.

There are several similar cases pending before the U.S. Court of Federal Claims. The Corporation's case is dependent, in part, upon the outcome of cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 1999 was $18,844,452.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OLD STONE CORPORATION


Date:  May     , 1999                     /s/ Geraldine Nelson
          -----                          ---------------------------------------
                                         Geraldine Nelson
                                         President and Treasurer
                                         (Chief Executive and Chief Accounting
                                         Officer)