Form 10-Q
period 1999-09-30
OLD STONE CORP
filed 1999-11-15
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended September 30, 1999

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period of            to

Commission File Number 0-8016

                              OLD STONE CORPORATION
             (Exact name of registrant as specified in its charter)

        Rhode Island                                   05-0341273
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

        957 Warren Avenue
East Providence, Rhode Island                          02914
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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 1999; 8,297,046.238

PART I -  FINANCIAL INFORMATION:                                        PAGE NO.

Item 1.   Financial Statements

          Consolidated Balance Sheets -                                       1
          September 30, 1999 and December 31, 1998

          Consolidated Statements of Operations - For the Three Months and    2
          Nine Months Ended September 30, 1999 and 1998

          Consolidated Statements of Changes in Stockholders' Equity          3
          (Deficit) - For the Nine Months Ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows - For the Nine Months Ended   4
          September 30, 1999 and 1998

          Notes to Financial Statements                                       5

Item 2.   Management's Discussion and Analysis of Financial Condition and     7
          Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   9

Item 3.   Defaults Upon Senior Securities                                    10

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                      September 30,       December 31,
                                                                          1999                1998
                                                                       Unaudited
                                                 ASSETS
Cash                                                               $           6        $           4
Short-term investments                                                        99                  105
Loans (net of reserve for loan losses of $29 in
         1999 and in 1998)                                                    29                   30
Other assets                                                                 285                  276
                                                                    ------------         ------------
TOTAL ASSETS                                                       $         419        $         415
                                                                    ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                  $       1,392        $       1,344
                                                                    ------------         ------------
TOTAL LIABILITIES                                                          1,392                1,344

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                          20,644               20,496

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1999
         and 1998                                                          8,300                8,300
Additional paid-in capital                                                91,342               91,489
Surplus                                                                   30,000               30,000
Accumulated deficit                                                (     150,116)       (     150,071)
Treasury stock, at cost; 54,000 shares in 1999
         and 1998                                                  (       1,143)       (       1,143)
                                                                    ------------         ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (      21,617)       (     21,425)
                                                                    ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                          $         419        $         415
                                                                    ============         ============

         The accompanying notes are an integral part of the consolidated financial statements.



                                            OLD STONE CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ($ In Thousands except for per share data)
                                                 (Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                    1999          1998           1999          1998
                                                    ----          ----           ----          ----
INCOME:
Interest income                                  $        3    $        7     $       10   $       15
Other income                                             97            75            281          168
                                                  ---------     ---------      ---------   ---------
TOTAL INCOME                                            100            82            291          183
                                                  ---------     ---------      ---------   ---------

EXPENSES:
Salaries and employee benefits                           42            36            122          116
Net occupancy expense                                     2             3              7            8
Equipment expense, including depreciation                 3             1              6            4
Other expenses                                           48            56            201          163
                                                   --------     ---------      ---------   ---------
TOTAL EXPENSES                                           95            96            336          291
                                                   --------     ---------      ---------   ---------

Income (Loss) from continuing operations
      before income taxes                                 5   (        14)   (        45) (       108)
Income taxes                                            -0-           -0-            -0-          -0-
                                                  ---------     --------       ---------    ---------
NET INCOME (LOSS)                                $        5   ($       14)   ($       45) ($      108)
                                                  =========     =========      =========    =========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                           ($      672)  ($      691)   ($    2,076) ($    2,139)

(LOSS) PER SHARE                                ($      .08)  ($      .09)   ($      .25) ($      .26)
                                                  =========     =========      =========    =========

AVERAGE SHARES OUTSTANDING                        8,297,046     8,297,046      8,297,046    8,297,046
                                                  =========     =========      =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.



                                         OLD STONE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CHANGES IN
                                     STOCKHOLDERS' EQUITY (DEFICIT)
                              Nine Months Ended September 30, 1999 and 1998
                                           ($ in Thousands)
                                            (Unaudited)



                                           Additional
                               Common       Paid-In                 Accumulated  Treasury
                                Stock       Capital      Surplus     (Deficit)     Stock      Total

December 31, 1998              $ 8,300    $  91,685     $  30,000  ($149,958)   ($1,143)   ($ 21,116)

Net (loss)                                                         (     108)                  ( 108)

Accretion of discount on
    preferred stock, series B   ______   (      145)     ________    _______      _____    (     145)
                                           --------                                          --------

September 30, 1999             $ 8,300    $  91,540     $  30,000  ($150,066)   ($1,143)   ($ 21,369)
                                ======     ========      ========    =======      =====      ========

December 31, 1998              $ 8,300    $  91,489     $  30,000  ($150,071)   ($1,143)   ($ 21,425)

Net (loss)                                                          (     45)              (      45)

Accretion of discount on
    preferred stock, series B   ______   (      147)     ________    _______     ______    (     147)
                                           --------                                          -------

September 30, 1999             $ 8,300    $  91,342     $  30,000  ($150,116)   ($1,143)   ($ 21,617)
                                ======     ========      ========    =======     ======     ========

 The accompanying notes are an integral part of the consolidated financial statements.


                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                ($ In Thousands)
                                   (Unaudited)



                                                       1999            1998
                                                       ----            ----

Operating activities:
Net (loss)                                        ($       45)    ($    108)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                            40     (      58)
                                                    ---------       -------
         Net cash (used) by operating activities  (         5)    (     166)

Investing activities:
Net decrease in investments                                 6           146
Net decrease in loans                                       1            17
                                                    ---------       -------
         Net cash provided by investing activities          7           163

Increase (decrease) in cash                                 2     (      3)

Cash at beginning of period                                 4            27
                                                    ---------       -------

Cash at end of period                              $        6      $     24
                                                    =========       =======


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 1999 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1999 and 1998
                   ($ in Thousands except for per share data)
                                   (Unaudited)



NOTE 2 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                          Three Months Ended                  Nine Months Ended
                                              September 30,                     September 30,
                                            1999            1998              1999           1998
                                            ----            ----              ----           ----
PRIMARY (LOSS):
Net Income (loss)                        ($        5)  ($       14)      ($       45)    ($      108)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                          677           677             2,031           2,031
                                           ---------     ---------          --------       ---------
Net (loss) applicable to common stock    ($      672)  ($      691)      ($    2,076)    ($    2,139)
                                           =========     =========          ========       =========

ALLOCATION OF PRIMARY (LOSS):
Income (Loss) from continued operations  ($        5)  ($       14)      ($       45)    ($      108)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                        677           677             2,031           2,031
                                           ---------     ---------         ---------       ----------
TOTAL NET (LOSS)                         ($      672)  ($      691)      ($    2,076)    ($    2,139)
                                           =========     =========         =========       =========

Average shares outstanding                 8,297,046     8,297,046         8,297,046       8,297,046
                                           =========     =========         =========       =========

PRIMARY (LOSS) PER
  COMMON SHARE                           ($      .08)  ($      .09)      ($      .25)    ($      .26)
                                           =========     =========         =========       =========



NOTE 3 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 1999, cumulative preferred dividends of $20,100,749 ($19.20 per share) had not been declared or paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before taxes was $37,249 for the nine month period ended September 30, 1999, compared to a loss of $12,931 for the nine month period ended September 30, 1998.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 1999, the Corporation had $.4 million in assets, $1.4 million in total liabilities, $20.6 million in redeemable preferred stock, and a stockholders' deficit of ($21.6) million, compared to $.4 million in assets, $1.3 million in total liabilities, $20.5 million in redeemable preferred stock and stockholders' deficit of ($21.4) million at December 31, 1998.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $18,000 for the three month period ended September 30, 1999 as compared to the same period in 1998. This increase was primarily attributable to an increase in other income of $22,000 in the 1999 period over the comparable period in 1998. Total income year to date increased by $108,000 as compared to the same period in 1998. The increase was primarily attributable to an increase in other income of $113,000 in the 1999 period over the comparable period in 1998.

Interest income was $3,000 and $7,000 respectively, for the three month periods ended September 30, 1999 and 1998. Other income was $97,000 for the three month period ended September 30, 1999, compared to $75,000 for the three month period ended September 30, 1998.

Total expenses decreased $1,000 for the three month period ended September 30, 1999 as compared to the three month period ended September 30, 1998. The decrease was attributable to a decrease in other expenses of $8,000 of which were primarily legal and professional expenses, over the comparable period in 1998.

Total expenses year to date increased $45,000 as compared to the same period in 1998, of which were primarily attributable to legal and professional fees.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $95,000 for the three month period ended September 30, 1999, compared to $96,000 for the same period in 1998. Operating expenses year to date were $336,000 compared to $291,000 for the same period in 1998.

As a result of the foregoing, the Corporation reported net income of $5,000 for the three month period ended September 30, 1999, compared to a loss of ($14,000) for the same period in 1998.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 1999 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended September 30, 1998 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.25) as compared to ($.26) for the same period in 1998.

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

On February 26, 1998, the Corporation filed a motion for summary judgment which the Defendant is opposing. The Court has not ruled on this motion. The Bank's summary judgment motion was filed on April 3, 1998. The Corporation and the Defendant have been involved in discovery proceedings which were completed during the third quarter.

There are several similar cases pending before the U.S. Court of Federal Claims. The Corporation's case is dependent, in part, upon the outcome of cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 1999 was $20,100,749.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OLD STONE CORPORATION


Date:  November 15, 1999              /s/ Geraldine Nelson
                                      -----------------------------------
                                          Geraldine Nelson
                                          President and Treasurer
                                          (Chief Executive and Chief Accounting
                                              Officer)