Form 10-K
period 1999-12-31
OLD STONE CORP
filed 2000-04-21
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended: December 31, 1999

[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act  of  1934.  For  the   transition   period  from  _______  to
     ___________.

                          Commission file number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

Rhode Island                                   05-0341273
------------                                   ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                  No.)

957 Warren Avenue, East Providence, RI         02914
--------------------------------------         -----
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

         Yes  X                                      No
             ----                                       ---

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

As of the close of business on April 13, 2000, 8,297,046 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:  None.

                                Table of Contents

                  Description                                        Page Number

PART I

     Item 1   Business.........................................................1
     Item 2   Properties.......................................................2
     Item 3   Legal Proceedings................................................3
     Item 4   Submission of Matters to a Vote of Security Holders..............4

PART II

     Item 5   Market for the Registrant's Common Equity and Related
               Stockholder Matters.............................................5
     Item 6   Selected Financial Data..........................................5
     Item 7   Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................7
     Item 7A  Quantitative and Qualitative Disclosures About Market
               Risk............................................................9
     Item 8   Financial Statements and Supplementary Data......................9
     Item 9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............................9

PART III

     Item 10  Directors and Executive Officers of the Registrant..............10
     Item 11  Executive Compensation..........................................12
     Item 12  Security Ownership of Certain Beneficial Owners
                and Management................................................13
     Item 13  Certain Relationships and Related Transactions..................15

PART IV

     Item 14  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................................16

Signatures....................................................................17

                                     PART I

ITEM 1.  BUSINESS

Background

     Old Stone Corporation "we", "us", "our" is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our principal offices are located at 957 Warren Avenue, East Providence, Rhode Island 02914.

     On January 29, 1993, the Office of Thrift Supervision ("OTS") declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States ("Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver ("Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank ("Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of new officers on March 8, 1993 who have served since that time. See Item 10 below, "Directors and Executive Officers of the Registrant." We and the Bank have instituted a suit against the United States in connection with the Bank Closing. See Item 3 "Legal Proceedings" below.

     We continue to hold an equity interest in Old Stone Securities Company ("Old Stone Securities"). See "Significant Subsidiary" below. We have no equity interest in any other significant entity.

Significant Subsidiary

     Our only surviving active subsidiary following the Bank Closing is Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Regulation

     In our capacity as registered transfer agent for the shares of our Common Stock and Preferred Stock, we are subject to regulation by the U.S. Securities and Exchange Commission (the "SEC").

     Old Stone Securities is subject to regulation by the SEC, the State of Rhode Island Department of Business Regulation and the National Association of Securities Dealers, Inc.

Employees

     As of December 31, 1999, Old Stone Securities employed 3 persons, all of whom were full-time, two of whom also serve as officers of Old Stone Corporation, and who handle certain administrative functions on our behalf.

Recent Developments

     On November 14, 1997, a statement was filed with the SEC on Schedule 14D-1 relating to a tender offer by Manticore Properties, L.L.C. ("Manticore"), which is wholly-owned by Gotham Partners, L.P. ("Gotham I") and Gotham Partners, II, L.P. which was subsequently dissolved on October 1, 1998 ("Gotham II"), to purchase any and all shares of our Common Stock for $1.00 per share and our Preferred Stock for $4.00 per share. Based upon subsequent filings with the SEC by Manticore, during the tender offer period Manticore purchased approximately 1,405,955.529 shares of Common Stock and 297,018 shares of Preferred Stock that were tendered by our shareholders.

     Subsequent to that time, according to filings by Manticore and its affiliated companies (Gotham I, Gotham III, Gotham International Advisors, L.L.C. ("Advisors") and Gotham Partners International Ltd.) (collectively, the "Funds")), the Funds have continued to purchase shares of the Common Stock and the Preferred Stock in the open market.

     According to the Funds' most recent filing, as of March 31, 2000, Manticore had sole voting and dispositive power with respect to 1,407,144 shares of the Common Stock and 299,016 shares of the Preferred Stock; Gotham I had sole voting and dispositive power with respect to 337,723 shares and shared voting and dispositive power with respect to 1,407,144 shares of the Common Stock and sole voting power with respect to 4,600 shares and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; Gotham III had sole voting and dispositive power with respect to 24,341 shares, and shared voting and dispositive power with respect to 1,407,144 shares, of the Common Stock and sole voting and sole dispositive power with respect to 1,650 shares of Preferred Stock and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; and Advisors had sole voting and sole dispositive power with respect to 692,249 shares of the Common Stock and 166,664 shares of the Preferred Stock.

     Gotham Holdings II, L.L.C. had shared voting and dispositive power with respect to 1,407,144 shares of Common Stock and 299,016 shares of Preferred Stock. Gotham Holdings III, L.L.C. had sole voting and sole dispositive power with respect to 71,625 shares of Common Stock and 18,184 shares of Preferred Stock.

ITEM 2.  PROPERTIES

     The administrative offices of the Registrant and Old Stone Securities are located at 957 Warren Avenue, East Providence, Rhode Island. Such offices are leased on a month-to-month basis at a per month rental of $850.00, the cost of which we share with Old Stone Securities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceedings to which we or Old Stone Securities or their respective properties, are a party or were a party during the fourth quarter of the fiscal year ended December 31, 1999, except as noted in the counterclaim discussed below.

     On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, "Business--Background."

     On September 16, 1992, Old Stone Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980s, Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC")), in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's financial statements. Furthermore, we entered into a Net Worth Maintenance Stipulation in which we agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

     Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation and unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which the Defendant has been unjustly enriched. Defendant has filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We have filed an answer denying such counterclaim.

     Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims are separate and distinct from the claims of the Bank. An agency of Defendant, the Federal Deposit Insurance Corporation ("FDIC"), serves as receiver for the Bank and is maintaining the Bank's claims against Defendant. On February 27, 1998, we filed a motion for summary judgment, which the Defendant is opposing. There are several similar cases pending before the U.S. Court of Federal Claims. Our case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of our case can be made at this time.

     On October 17, 1997, Old Stone Corporation and Arnold & Porter (the "Firm") entered into a Retainer Agreement (the "Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee (the "Incentive Fee") based on the dollar amount of any award received by us directly or through the Federal Deposit Insurance Corporation, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of accrued fees for legal services rendered by the Firm.

     In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement we receive from the pending lawsuit. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, we granted to the Firm a first priority security interest in and to the litigation with the United States and any proceeds derived from a judgment settlement or other consensual resolution of the litigation. See also Item 11, "Executive Compensation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbols OSTN and OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbol OSTNE.OB. At April 13, 2000 there were approximately 41,943 shareholders of record. High and low stock prices for the last year were:

       1999                              High                       Low
       ----                              ----                       ---

       First Quarter                     3 7/8                      3 1/8
       Second Quarter                    3 3/4                      2 3/4
       Third Quarter                     2 7/8                      2 3/4
       Fourth Quarter                    2 7/8                      2 3/4

     We discontinued dividends to holders of our Common Stock and Preferred Stock during the third quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $20,728,898 as of December 31, 1999 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

     We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background." Bank operations are not included in 1997, 1998 or 1999 operations. At December 31, 1998 and 1999 our statements of financial condition do not include any assets or liabilities of the Bank.

     The following schedule of selected financial information includes the three years ending December 31, 1997, 1998 and 1999.

     Old Stone Corporation three year comparison ($ in thousands, except for share and per share amounts):

Fiscal Year Ended:                 December 31,      December 31,   December 31,
                                      1997              1998           1999

INCOME:

Interest income                  $        18      $        19      $        14
Other income                             179              238              473
Total income                             197              257              487

EXPENSES:

Interest expense                           0                0                0
Salaries and benefits                    155              157              167
Other operating expenses                 248              213              350
Total expense                            403              370              517

OPERATING (LOSS):

Operating (loss)
before income taxes              $      (206)     $      (113)             (30)
Income taxes (credit)                      7                0

NET (LOSS)                              (213)            (113)             (30)

Net loss available to common     $    (2,921)     $    (2,821)           (2738)
Net Loss per share               $      (.35)     $      (.34)            (.32)
Average shares outstanding         8,297,046        8,297,046        8,297,046

ASSETS:

Cash                             $        27      $         4                7
Short-term investments                   251              105              156
Loans receivable, net                     34               30               28
Other assets                              56              276              292
                                 -----------      -----------      -----------
TOTAL                            $       368      $       415              483

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
LIABILITIES:
Long-term debt                             0                0
Other liabilities                      1,184            1,344            1,442
Total liabilities                      1,184            1,344            1,442

Redeemable preferred stock            20,300           20,496           20,692
Stockholders' equity (deficit)       (21,116)         (21,425)          21,651
                                 -----------      -----------      -----------
                                 $       368      $       415      $       483


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

     As a result of the Bank Closing, our present business activities include our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. Management has invested, and intends in the future to invest, our assets on a short-term basis. Our Board of Directors has continued to monitor various expense saving and revenue enhancing measures at Old Stone Securities designed and effectuated during 1998 and 1999.

     Since the Bank Closing, and except for the operation of Old Stone Securities, our primary expenses have been legal, insurance, accounting and transfer agent expenses. At the end of 1996, we terminated our transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc.

Results for Year Ended  December  31, 1999  Compared to Year Ended  December 31,
1998.

     Interest income was $14,000 for the year ended December 31, 1999, compared to $19,000 for the year ended December 31, 1998.

     Other income, including securities gains, was $473,000 for the year ended December 31, 1999, compared to $238,000 for the year ended December 31, 1998.

     Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as, the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $517,000 for the year ended December 31, 1999, compared to $370,000 for the year ended December 31, 1998.

     Salaries and benefits for the year ended 1999 were $167,000 compared to $157,000 for 1998.

     Old Stone Securities' income before income taxes was $93,930 for the year ended December 31, 1999, compared to a loss of $2,443 for the year ended December 31, 1998. We reported a net loss of $30,000 for the year ended December 31, 1999 compared to a loss of $113,000 for the year ended December 31, 1998.

     The loss per share was $.32 for the year ended December 31, 1999 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.34 for the year ended December 31, 1998 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $20,728,898 as of December 31, 1999) on the Preferred Stock dividends is paid in full.

Results for Year Ended  December  31, 1998  Compared to Year Ended  December 31,
1997.

     Interest income was $19,000 for the year ended December 31, 1998, compared to $18,000 for the year ended December 31, 1997.

     Other income, including securities gains was $238,000 for the year ended December 31, 1998, compared to $179,000 for the year ended December 31, 1997.

     Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $370,000 for the year ended December 31, 1998, compared to $403,000 for the year ended December 31, 1997.

     Salaries and benefits for the year ended 1998 were $157,000 compared to $155,000 for 1997.

     We reported net loss of $2,443 for the year ended December 31, 1998 compared to a loss of $213,000 for the year ended December 31, 1997.

     The loss per share was $.34 for the year ended December 31, 1998 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.35 for the year ended December 31, 1997 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million.

     The increase in the number of shares reported for average shares outstanding from the previous reports for year-end 1997 (8,246,175) compared to 1998 (8,246,175) was not because of additional shares we issued. Rather, the change results from clarification of a discrepancy with a previous transfer agent. Changes have not been made to the loss per share calculation in previous year's statements because they are not material.

Liquidity and Capital Resources

     At December 31, 1999, we had $.5 million in assets, $1.4 million in total liabilities, $20.7 million in redeemable preferred stock, and a stockholder's deficit of $21.7 million, compared to $.4 million in assets, $1.3 million in total liabilities, $20.5 million in redeemable preferred stock and stockholders' deficit of $21.4 million at December 31, 1998.

     Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements for the year ended December 31, 1999 are filed as Exhibit 99 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our directors. In February, 1997 Thomas F. Hogg, Winfield W. Major and James V. Rosati were elected by the Board to serve as interim Directors until the next meeting of shareholders for the purpose of electing directors. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of our Preferred Stock to elect 20% of our directors).

     The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.

                                       Principal                        Director
     Name                     Age      Occupation                        Since
     ----                     ---      ----------                        -----

Howard W. Armbrust            72       Retired former Chairman,          1974
                                       Chairman, Vargas Manufacturing
                                       (jewelry manufacturer)

Bernard V. Buonanno, Jr.      62       Partner, Edwards & Angell,        1979
                                       LLP (law firm); Partner;
                                       Riparian Partners (invest-
                                       ment firm); Director, A.T.
                                       Cross Company

Robert E. DeBlois             66       Retired former Chairman of        1974
                                       DB Companies, Inc. and its
                                       subsidiaries (gasoline and
                                       convenience store chain)

Thomas P. Dimeo               69       Chairman,  The  Dimeo  Group      1974
                                       of Companies (construction
                                       industry)

Thomas F. Hogg                52       Chief Financial Officer,          1997
                                       R.I. Housing & Mortgage
                                       Finance Corporation (state
                                       chartered housing finance
                                       agency)

Allen H. Howland              79       Chairman, Original Bradford       1992*
                                       Soap Works, Inc. (manufacturer
                                       of private label soaps)

Beverly E. Ledbetter          56       Vice President and General        1981
                                       Counsel, Brown University

Winfield W. Major             52       General Counsel, Bacou USA,       1997
                                       since June 29, 1998 (safety
                                       products manufacturing
                                       company); prior to June 29,
                                       1998 counsel, Edwards & Angell,
                                       LLP (law firm)

James V. Rosati               50       Chief Executive Officer,          1997*
                                       Telecommunications Sector,
                                       Plastics Division, Cookson
                                       America, Inc. (industrial
                                       manufacturing company)

Alfred J. Verrecchia          57       President, Global                 1987
                                       Operations and Director,
                                       Hasbro, Inc. (toy  manu-
                                       facturer); Director Hasbro,
                                       Inc.; Director Bacou USA,
                                       Inc. since February 24, 1999


* Mr. Howland also served as a Director from 1981 to 1991; Mr. Rosati also served as a Director from 1991 to 1993.

     With respect to information regarding our executive officers, none of our officers would be considered executive officers thereof under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     None of our officers would be considered executive officers under the rules of the SEC. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

     For the fiscal year ended December 31, 1999, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that the Corporation achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 64 meetings of the Board or Committees thereof.

     On October 23, 1998, our Board of Directors adopted a resolution establishing a Litigation Management Committee to effectively prosecute our claims against the United States of America in the Court of Federal Claims. This Committee was established in order to manage the litigation, including working with our outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Bernard V. Buonanno, Jr., Thomas F. Hogg, Winfield W. Major and James V. Rosati.

     In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, contingent upon our achieving a certain threshold of award and then progressively receiving certain levels of awards via judgment or settlement in the litigation (the "Recovery").

     The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to us for the services they render in this regard unless they act with "deliberate intent to injure Old Stone Corporation or its shareholders or with reckless disregard for the best interests of Old Stone Corporation or its shareholders." Lastly, the members of the Committee shall be indemnified by us with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Court of Claims litigation (subject to the same exception listed in the previous sentence).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Corporation

     The following table sets forth information as to the only persons known to us to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities.

Amount and Nature of Beneficial Ownership of Common Stock (1)


                                         Sole           Shared          Sole        Shared       Percent of
Name and Address of                     Voting          Voting      Dispositive   Dispositive    Outstanding
 Beneficial Owner                       Power           Power           Power        Power          Stock

Manticore Properties, LLC (2)           366,231        1,606,488       366,231     1,606,488        21.93%
Gotham Partners, L.P.
Gotham Holdings, III, L.L.C.
Gotham Holding II, L.L.C.
110 East 42nd Street
18th Floor
New York, NY  10017

Gotham                                  803,358                        803,358                       8.93%
International Advisors, LLC (3)
(same as above)

Gotham Holdings III, L.L.C.              83,748                         83,748                        .93%
("Holdings III")


(1) This information with respect to beneficial ownership is based upon information obtained by us as of February 29, 2000 from Manticore Properties, LLC as filed with the SEC on Form 4 dated March 9, 2000.

(2) Manticore Properties, LLC also has sole voting and sole dispositive power with respect to 299.016 shares of Preferred Stock (28.56 % of the class), which it shares with Gotham I, Gotham III and Holdings II, L.L.C., and which are convertible into 199,344 shares of Common Stock.

(3) Advisors also has sole voting and sole dispositive power with respect to 166, 664 shares of Preferred Sock, which are convertible into 111,109 shares of Common Stock.

(4)  Gotham  Holdings,  III,  L.L.C.  also has sole voting and sole  dispositive
     power  with  respect  to  18,184  shares  of  Preferred  Sock,   which  are
     convertible into 12,123 shares of Common Stock.

Security Ownership of Directors

     The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 1999. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Beneficial Owner                        Number of Shares    Percent of
                                                Beneficially        Outstanding
                                                   Owned            Common Stock

Howard W. Armbrust                                 2,000               *
Bernard V. Buonanno, Jr.                           4,613               *
Robert E. DeBlois                                  4,742               *
Thomas P. Dimeo                                   11,000 (1)           *
Thomas F. Hogg                                16,916.107 (4)           *
Allen H. Howland                                   2,557 (2)           *
Beverly E. Ledbetter                                 133               *
Winfield W. Major                             18,538.449 (4)           *
James V. Rosati                               34,717.012 (3)(4)        *
Alfred J. Verrecchia                               1,525               *

All current  Directors of the Corporation     63,571.537 (4)           *1.537
 as a group (10 persons)

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

(4) Includes shares formerly held in the name of the FDIC, as Trustee of the ESOP, which were distributed to Messrs. Hogg, Major and Rosati, respectively as participants in the Old Stone ESOP during 1999 by the FDIC as Trustee for the ESOP and as of December 31, 1999 10,659.107, 11,062.824 and 11,449.10 of such shares are allocated to the accounts and are held directly by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

     Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees paid to Edwards & Angell, LLP during 1999 did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)

                    (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to this report.

                    Consolidated Balance Sheets - December 31, 1999 and 1998

                    Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flow - Years ended December 31, 1999, 1998 and 1997

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

                    (3) List of Exhibits -- See Item 14(c) below.

          (b)       Reports on Form 8-K

                           None.

          (c) Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

                                     Exhibit

               (21) Incorporated  by reference to Exhibit 21 our Form 10-K filed
                    April 15, 1999

               (27) Financial Data Schedule

               (99) Consolidated  Financial Statements for Old Stone Corporation
                    for the years ended December 31, 1999, 1998 and 1997

          (d)       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OLD STONE CORPORATION
                                             (Registrant)


April 14, 2000                               By: /s/ Bernard V. Buonanno, Jr.
                                                -----------------------------
                                                 Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 1999.

/s/  Howard W. Armbrust                          Director
-----------------------
Howard W. Armbrust

/s/ Bernard V. Buonanno, Jr.                     Director
---------------------------
Bernard V Buonanno, Jr.

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

/s/ Beverly E. Ledbetter                         Director
------------------------
Beverly E. Ledbetter

/s/ Winfield W. Major                            Director
---------------------
Winfield W. Major

/s/ James V. Rosati                              Director
-------------------
James V. Rosati

/s/ Alfred J. Verrecchia                         Director
------------------------
Alfred J. Verrecchia

                                    EXHIBITS

EXHIBIT 27
FINANCIAL DATA SCHEDULE


EXHIBIT 99
OLD STONE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997