Form 10-Q
period 2000-03-31
OLD STONE CORP
filed 2000-05-15
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2000

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of to

Commission File Number 0-8016

                              OLD STONE CORPORATION
             (Exact name of registrant as specified in its charter)

           Rhode Island                                   05-0341273
(State or other jurisdiction of incorporation or      (I.R.S. Employer
organization)                                         Identification Number)

         957 Warren Avenue
     East Providence, Rhode Island                     02914
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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2000; 8,297,046.238

PART I -    FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements

            Consolidated Balance Sheets -                                  1
            March 31, 2000 and December 31, 1999

            Consolidated Statements of Operations - For the                2
            Three Months Ended March 31, 2000 and 1999

            Consolidated Statements of Changes in Stockholders'            3
            Equity

            Consolidated Statements of Cash Flows - For the                4
            Three Months Ended March 31, 2000 and 1999

            Notes to Consolidated Financial Statements                     5

Item 2.     Management's Discussion and Analysis of Financial              7
            Condition and Results of Operations

PART II -   OTHER INFORMATION                                             9

Item 1.     Legal Proceedings                                             9

Item 3.     Defaults Upon Senior Securities                              10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                              March 31,           December 31,
                                                                                2000                 1999
                                                                                ----                 ----
                                                                              Unaudited
                                                                             ---------
                                                 ASSETS

Cash                                                                        $         9           $         7
Short-term investments                                                              182                   156
Loans (net of reserve for loan losses of $29 in
       2000 and in 1999)                                                             27                    28

Other assets                                                                        290                   292
                                                                            -----------           -----------
TOTAL ASSETS                                                                $       508           $       483
                                                                            ===========           ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                           $     1,424           $     1,442
                                                                            -----------           -----------
TOTAL LIABILITIES                                                                 1,424                 1,442

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                                 20,741                20,692

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,351,046 shares issued in 2000
         and 1999                                                                 8,300                 8,300
Additional paid-in capital                                                       91,244                91,293
Surplus                                                                          30,000                30,000
Accumulated deficit                                                           ( 150,058)            ( 150,101)
Treasury stock, at cost; 54,000 shares in 2000
         and 1999                                                             (   1,143)           (   1,143)
                                                                            -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (  21,657)           (   21,651)
                                                                            -----------           -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $       508           $       483
                                                                            ===========           ===========


                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                   ($ In Thousands except for per share data)
                                   (Unaudited)



                                                                                  2000                 1999
                                                                                  ----                 ----

INCOME:
Interest income                                                             $         5           $         3
Other income                                                                        153                    86
                                                                            -----------           -----------
TOTAL INCOME                                                                        158                    89
                                                                            -----------           -----------

EXPENSES:
Salaries and employee benefits                                                       47                    38
Net occupancy expense                                                                 3                     2
Equipment expense, including depreciation                                             2                     1
Other expenses                                                                       63                    62
                                                                            -----------           -----------
TOTAL EXPENSES                                                                      115                   103
                                                                            -----------           -----------


Income (loss) from continuing operations before income taxes                         43            (       14)
Income taxes                                                                         -0-                   -0-
                                                                            -----------           -----------
NET INCOME (LOSS)                                                           $        43           $(       14)
                                                                            ===========           ===========


NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                                       $(      634)          $(      691)

(LOSS) PER SHARE                                                            $(      .08)          $(      .08)

AVERAGE SHARES OUTSTANDING                                                    8,297,046             8,297,046

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 2000 and 1999
                                ($ in Thousands)
                                   (Unaudited)


                                                  Additional
                                       Common       Paid-In               Accumulated   Treasury
                                        Stock       Capital      Surplus   (Deficit)      Stock       Total
                                        -----       -------      -------   ---------      -----       -----

December 31, 1998                      $ 8,300    $ 91,489      $ 30,000   ($150,071)   ($1,143)   ($ 21,425)
Net (loss)
Accretion of discount on
    preferred stock, series B                     (     49)
                                       -------    ---------     --------    --------     ------     --------


March 31, 1999                         $ 8,300    $ 91,440      $ 30,000   ($150,085)   ($1,143)   ($ 21,488)
                                       =======    ========      ========   =========     ======     ========



December 31, 1999                      $ 8,300    $ 91,293      $ 30,000   ($150,101)   ($1,143)   ($ 21,651)

Net income                                                                        43                      43
Accretion of discount on
    preferred stock, series B                    (      49)                                        (      49)
                                       -------    --------       -------     -------     ------     --------


March 31, 2000                         $ 8,300   $  91,244      $ 30,000   ($150,058)   ($1,143)   ($ 21,657)
                                       =======   =========      ========   =========     ======     ========








The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                ($ In Thousands)
                                   (Unaudited)



                                                                                  2000                 1999
                                                                                  ----                 ----


Operating activities:
Net income (loss)                                                               $    43           $(       14)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                                                  (   15)                   -0-
                                                                                -------           -----------
         Net cash provided by (used) by operating activities                         28            (       14)

Investing activities:
Net decrease in investments                                                          26                    19
                                                                                -------           -----------
         Net cash provided by investing activities                                   26                    19

Increase in cash                                                                      2                     5

Cash at beginning of period                                                           7                     4
                                                                                -------           -----------


Cash at end of period                                                           $     9           $         9
                                                                                =======           ===========














The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION

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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 2000 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                                                   Three Months Ended
                                                                                  March 31,          March 31,
                                                                                   2000                1999
                                                                                   ----                ----
PRIMARY (LOSS):
Net income (loss)                                                           $        43           $ (      14)

Deduct accretion of discount on series B preferred
   stock and preferred dividends                                              (     677)                 677
                                                                            -----------           -----------
Net (loss) applicable to common stock                                       $ (     634)          $ (     691)
                                                                            ===========           ===========


ALLOCATION OF PRIMARY (LOSS):


Income (loss) from continued operations                                     $        43           $ (      14)
Deduct accretion of discount on series B preferred
   stock and preferred dividends                                                    677                   677
                                                                            -----------           -----------
TOTAL NET (LOSS)                                                            $(      634)          $ (     691)
                                                                            ===========           ===========


AVERAGE SHARES OUTSTANDING                                                    8,297,046             8,297,046


PRIMARY (LOSS) PER COMMON SHARE:                                            $(      .08)          $ (     .08)
                                                                            ===========           ===========



NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B of stock was suspended. As of March 31, 2000, cumulative preferred dividends $21,357,045 ($20.40 per share) had not been declared or paid.


NOTE 5 UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $21,657,000 at March 31, 2000 and is subject to a number of commitments and contingencies, as follows:

o Management does not expect the operating results of its sole remaining active subsidiary to improve in the near future to a level which would provide significant capital or cash flow to the Company from this subsidiary.

o The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

o The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see note 4). Also, management does not expect the Company to be able to meet its redemption obligations, unless the Company is successful in its litigation against the United States. For further information regarding the litigation against the United States refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT OPERATIONS

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before income taxes was $45,068 for the three month period ended March 31, 2000, compared to a $11,634 for the three month period ended March 31, 1999.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Corporation had $.5 million in assets, $1.4 million in total liabilities, $20.7 million in redeemable preferred stock, and a stockholders' deficit of ($21.7) million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.7 million in redeemable preferred stock and stockholders' deficit of ($21.7) million at December 31, 1999.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

RESULTS OF OPERATIONS

Total income increased $69,000 for the three month period ended March 31, 2000 as compared to the same period in 1999. This increase was primarily attributable to an increase in other income of $67,000 in the 2000 period over the comparable period in 1999.

Interest income was $5,000 for the three month period ended March 31, 2000, compared to $3,000 for the three month period ended March 31, 1999. Other income was $153,000 for the three month period ended March 31, 2000, compared to $86,000 for the three month period ended March 31, 1999.

Total expenses increased $12,000 for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $115,000 for the three month period ended March 31, 2000, compared to $103,000 for the same period in 1999.

As a result of the foregoing, the Corporation reported net income of $43,000 for the three month period ended March 31, 2000, compared to a loss of $14,000 for the same period in 1999.

The loss per share available for common stockholders was ($.08) for the three month period ended March 31, 2000 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.08) for the three month period ended March 31, 1999 after the deduction of preferred dividends of $628,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

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

On February 27, 1998, we filed a motion for summary judgment which the Defendant is opposing.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case is dependent, upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We discontinued dividends to holders of our Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during the third quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2000 was $21,357,045.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OLD STONE CORPORATION


Date:  May 15, 2000                     /s/ Bernard V. Buonanno
                                        ----------------------------------------
                                        Bernard V. Buonanno
                                        Chairman