Form 10-Q
period 2000-06-30
OLD STONE CORP
filed 2000-08-16
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended June 30, 2000

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

            Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of June 30, 2000: 8,297,046.238

PART I -     FINANCIAL INFORMATION                                      PAGE NO.

Item 1.      Financial Statements

             Consolidated Balance Sheets -                                    1
             June 30, 2000 and December 31, 1999

             Consolidated Statements of Operations -
             For the Three and Six                                            2

             Consolidated Statements of Changes in Stockholders'
             Equity                                                           3

             Consolidated Statements of Cash Flows - For the Six
             Months Ended                                                     4

             Notes to Consolidated Financial Statements                       5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and                                                    7

PART II -    OTHER INFORMATION                                                9

Item 1.      Legal Proceedings                                                9

Item 3.      Defaults Upon Senior Securities                                 10

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                     June 30,   December 31,
                                                                       2000         1999
                                                                     Unaudited
                                     ASSETS
Cash                                                                 $      9   $      7
Short-term investments                                                    182        156
Loans (net of reserve for loan losses of $29 in
         2000 and in 1999)                                                 27         28
Other assets                                                              265        292
                                                                     ________   ________
TOTAL ASSETS                                                         $    483   $    483
                                                                     ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                    $  1,429   $  1,442
                                                                     ________   ________
TOTAL LIABILITIES                                                       1,429      1,442

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                       20,792     20,692

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,351,046 shares issued in 2000
         and 1999                                                       8,300      8,300
Additional paid-in capital                                             91,193     91,293
Surplus                                                                30,000     30,000
Accumulated deficit                                                  (150,088)  (150,101)
Treasury stock, at cost; 54,000 shares in 2000
         and 1999                                                    (  1,143)  (  1,143)
                                                                     ________   ________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 ( 21,738)  ( 21,651)
                                                                     ________   ________

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                            $    483   $    483
                                                                     ========   ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                         June 30,                         June 30,
                                                      2000           1999           2000           1999

INCOME:
Interest income                                $         5    $         4    $        10    $         7
Other income                                            90             98            243            184
                                                __________     __________     __________     __________
TOTAL INCOME                                            95            102            253            191
                                                __________     __________     __________     __________

EXPENSES:
Salaries and employee benefits                          41             42             88             80
Net occupancy expense                                    3              3              6              5
Equipment expense, including depreciation                3              2              5              3
Other expenses                                          78             91            141            153
                                                __________     __________     __________     __________
TOTAL EXPENSES                                         125            138            240            241
                                                __________     __________     __________     __________

Income (loss) from continuing operations
      before income taxes                      (        30)   (        36)            13    (        50)
Income taxes                                            -0-            -0-            -0-            -0-
                                                __________     __________     __________     __________
NET INCOME (LOSS)                              ($       30)   ($       36)   $        13    ($       50)
                                                ==========     ==========     ==========     ==========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                          ($      707)   ($      713)   ($    1,341)   ($    1,404)

(LOSS) PER SHARE                               ($      .09)   ($      .09)   ($      .16)   ($      .17)
                                                ==========     ==========     ==========     ==========

AVERAGE SHARES OUTSTANDING                       8,297,046      8,297,046      8,297,046      8,297,046
                                                ==========     ==========     ==========     ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 2000 and 1999
                                ($ in Thousands)
                                   (Unaudited)

                                             Additional
                                         Common     Paid-In                Accumulated     Treasury
                                          Stock     Capital      Surplus    (Deficit)        Stock       Total

December 31, 1998                      $   8,300   $  91,489   $  30,000   ($150,071)   ($  1,143)   ($ 21,425)

Net (loss)                                                                 (      50)                (      50)
Accretion of discount on
    preferred stock, series B                      (      96)                                        (      96)
                                        ________    ________    ________    ________     ________      _______

June 30, 1999                          $   8,300   $  91,393   $  30,000   ($150,121)   ($  1,143)   ($ 21,571)
                                        ========    ========    ========    ========     ========      =======


December 31, 1999                      $   8,300   $  91,293   $  30,000   ($150,101)   ($  1,143)   ($ 21,651)

Net income                                                                        13                        13
Accretion of discount on
    preferred stock, series B                      (    100)                                         (     100)
                                        ________    ________    ________    ________     ________      _______


June 30, 2000                          $   8,300   $  91,193   $  30,000   ($150,088)   ($  1,143)   ($ 21,738)
                                        ========    ========    ========    ========     ========      =======



         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                ($ In Thousands)

                                   (Unaudited)

                                                            2000      1999
Operating activities:
Net income (loss)                                           $ 13     ($ 50)
Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
     Other, net                                               14     (  50)
                                                            ____      _____
         Net cash provided (used) by operating activities     27        -0-

Investing activities:
Net (increase) in investments                                (26)    (   2)
Net (increase) decrease in loans                               1         1
                                                            ____      _____
         Net cash (used) by investing activities             (25)    (   1)

Increase (decrease) in cash                                    2     (   1)

Cash at beginning of period                                    7         4
                                                            ____      _____

Cash at end of period                                       $  9      $  3
                                                            ====      =====


        The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation ("Company" or "OSC") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and subsidiaries ("Bank" or "Old Stone"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury ("OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation ("RTC") was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 2000 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.


NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                  2000           1999           2000           1999
PRIMARY (LOSS):
Net income (loss)                          ($       30)   ($       36)   $        13    ($       50)
Deduct accretion of discount on series B
    preferred stock and referred dividends         677            677          1,354          1,354
                                             _________      _________      _________      _________
Net (loss) applicable to common stock      ($      707)   ($      713)   ($    1,341)   ($    1,404)
                                             =========      =========      =========      =========

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued operations    ($       30)   ($       36)   $        13    ($       50)
Deduct accretion of discount on series B
  preferred stock and preferred dividends          677            677          1,354          1,354
                                             _________      _________      _________      _________
TOTAL NET (LOSS)                           ($      707)   ($      713)   ($    1,341)   ($    1,404)
                                             =========      =========      =========      =========

Average shares outstanding                   8,297,046      8,297,046      8,297,046      8,297,046
                                             =========      =========      =========      =========

PRIMARY (LOSS) PER
  COMMON SHARE                             ($      .09)   ($      .09)   ($      .16)   ($      .17)
                                             =========      =========      =========      =========


NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share on the Cummulative Voting Convertible Preferred Stock, Series B ("Preferred Stock") was suspended. As of June 30, 2000, cumulative preferred dividends of $21,985,194 ($21.00 per share) on the Preferred Stock had not been declared or paid.

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $21,738,000 at June 30, 2000 and is subject to a number of commitments and contingencies, as follows:

o Management does not expect the operating results of its sole remaining active subsidiary to improve in the near future to a level which would provide significant capital or cash flow to the Company from this subsidiary.

o The Company may be subject to legal proceedings related to its management of the Bank prior to the Bank receivership.

o The Company has been unable to pay cumulative dividends on the Preferred Stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations on the Preferreed Stock unless the Company is successful in its litigation against the United States at a level that would exceed the redemption obligation, net of attorneys' fees and other litigation expenses. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 1999.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result form the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before taxes was $35,758 for the six month period ended June 30, 2000, compared to a loss of $19,517 for the six month period ended June 30, 1999.

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At June 30, 2000, the Corporation had $.5 million in assets, $1.4 million in total liabilities, $20.8 million in redeemable preferred stock, and a stockholders' deficit of ($21.7) million, compared to $.4 million in assets, $1.5 million in total liabilities, $20.6 million in redeemable preferred stock and stockholders' deficit of ($21.6) million at December 31, 1999.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $7,000 for the three month period ended June 30, 2000 as compared to the same period in 1999. This decrease was primarily attributable to a decrease in other income of $8,000 in the 2000 period over the comparable period in 1999. Total income year to date increased by $62,000 as compared to the same period in 1999. The increase was primarily attributable to an increase in other income of $59,000 in the 2000 period over the comparable period in 1999.

Interest income was $5,000 and $4,000 respectively, for the three month period ended June 30, 2000 and 1999. Other income was $90,000 for the three month period ended June 30, 2000, compared to $98,000 for the three month period ended June 30, 1999.

Total expenses decreased $13,000 for the three month period ended June 30, 2000 as compared to the three month period ended June 30, 1999. The decrease was attributable to a decrease in other expenses of $13,000 of which were primarily legal and professional expenses, over the comparable period in 1999.

Total expenses year to date decreased $1,000 as compared to the same period in 1999, which were primarily attributable to legal and professional fees.

The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $125,000 for the three month period ended June 30, 2000, compared to $138,000 for the same period in 1999. Operating expenses year to date were $240,000 compared to $241,000 for the same period in 1999.

As a result of the foregoing, the Corporation reported net loss of ($30,000) for the three month period ended June 30, 2000, compared to ($36,000) for the same period in 1999.

The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 2000 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 1999 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.16) as compared to ($.17) for the same period in 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 16, 1992, the Corporation and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's regulatory financial statements. Furthermore, the Corporation entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

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

On February 27, 1998, the Corporation filed a motion for summary judgment which the Defendant is opposing. The Court has not ruled on this motion. The Plaintiffs and the Defendant have been involved in discovery proceedings which were recently completed.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Preferred Stock during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2000 was $21,985,194.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OLD STONE CORPORATION


Date:  August ___, 2000                       /s/ Geraldine Nelson
                                              ----------------------------------
                                              Geraldine Nelson
                                              President and Treasurer
                                              (Chief Executive and
                                              Chief Accounting Officer)