Form 10-Q
period 2000-09-30
OLD STONE CORP
filed 2000-11-15
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For  Quarter Ended September 30, 2000

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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2000; 8,297,046.238.

PART I -     FINANCIAL INFORMATION:                                     PAGE NO.

Item 1.      Financial Statements

             Consolidated Balance Sheets -                                  1
             September 30, 2000 and December 31, 1999

             Consolidated Statements of Operations - For the
             Three Months and Nine Months Ended September 30, 2000
             and 1999                                                       2

             Consolidated Statements of Changes in Stockholders'
             Equity (Deficit) - For the Nine Months
             Ended September 30, 2000 and 1999                              3

             Consolidated Statements of Cash Flows - For the Nine
             Months Ended September 30, 2000 and 1999                       4

             Notes to Financial Statements                                  5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7


PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings                                             10

Item 3.      Defaults Upon Senior Securities                               11

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                              September 30,         December 31,
                                                                                  2000                   1999
                                                                                  ----                   ----
                                                                               Unaudited
                                                                               ---------
                                                 ASSETS
Cash                                                                         $           4           $           7
Short-term investments                                                                 120                     156
Loans (net of reserve for loan losses of $29 in
         2000 and in 1999)                                                              26                      28
Other assets                                                                           310                     292
                                                                                ----------              ----------
TOTAL ASSETS                                                                  $        460            $        483
                                                                                ==========              ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                             $     1,428           $     1,442
                                                                                ---------             ---------
TOTAL LIABILITIES                                                                   1,428                 1,442

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                                   20,840                20,692

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,300,175 shares issued in 1999
         and 1998                                                                   8,300                 8,300
Additional paid-in capital                                                         91,145                91,293
Surplus                                                                            30,000                30,000
Accumulated deficit                                                          (    150,110)         (    150,101)
Treasury stock, at cost; 54,000 shares in 2000
         and 1999                                                            (      1,143)         (     1,143)
                                                                               ----------            ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (     21,808)         (   21,651)
                                                                               ----------            --------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                    $        460          $        483
                                                                               ==========            ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                           OLD STONE CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                   ($ In Thousands except for per share data)
                                                (Unaudited)

                                                             Three Months Ended            Nine Months Ended
                                                                 September 30,               September 30,
                                                               2000          1999          2000          1999
                                                               ----          ----          ----          ----

INCOME:
Interest income                                            $        6    $        3      $      16    $       10
Other income                                                       52            97            295           281
                                                             --------      --------       --------      --------
TOTAL INCOME                                                       58           100            311           291
                                                             --------      --------       --------      --------

EXPENSES:
Salaries and employee benefits                                     46            42            134           122
Net occupancy expense                                               2             2              8             7
Equipment expense, including depreciation                           2             3              7             6
Other expenses                                                     30            48            171           201
                                                             --------      --------      ---------     ---------
TOTAL EXPENSES                                                     80            95                          336
                                                             --------      --------      ---------     ---------

Income (Loss) from continuing operations
      before income taxes                                    (     22)           5       (       9)    (      45)
Income taxes                                                       -0-          -0-             -0-           -0-
                                                            ----------   ----------     ----------     ----------
NET INCOME (LOSS)                                            ($    22)   $      5       ($      9)     ($    45)
                                                            ==========   ==========     ==========     =========

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                       ($   699)     ($   672)      ($  2,040)    ($ 2,076)

(LOSS) PER SHARE                                            ($   .08)     ($   .08)      ($    .25)    ($   .25)
                                                            =========     =========       =========    =========

AVERAGE SHARES OUTSTANDING                                 8,297,046     8,297,046     8,297,046     8,297,046
                                                           =========     =========     =========     =========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                           OLD STONE CORPORATION
                                     CONSOLIDATED STATEMENTS OF CHANGES IN
                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                   Nine Months Ended September 30, 2000 and 1999
                                              ($ in Thousands)
                                                (Unaudited)



                                                  Additional
                                       Common       Paid-In                 Accumulated   Treasury
                                        Stock       Capital      Surplus     (Deficit)      Stock         Total
                                        -----       -------      -------     ---------      -----         -----

December 31, 1999                      $ 8,300     $ 91,489      $ 30,000   ($150,071)     ($1,143)   ($ 21,425)

Net (loss)                                                                  (      45)                (      45)
Accretion of discount on
  preferred stock, series B                       (     147)                                          (     147)
                                      ---------   ----------     --------   ---------      --------   ----------

September 30, 1999                     $ 8,300     $ 91,342      $ 30,000   ($150,116)     ($1,143)   ($ 21,617)
                                       -------     --------      --------   ----------     --------   ----------

December 31, 1999                      $ 8,300     $ 91,293      $ 30,000   ($150,101)     ($1,143)   ($ 21,651)

Net (loss)                                                                  (       9)     (     9)
Accretion of discount on
  preferred stock, series B                       (     148)                                          (     148)
                                      ----------  ----------     --------   ----------     --------   -----------

September 30, 2000                     $ 8,300     $ 91,145      $ 30,000   ($150,110)     ($1,143)   ($ 21,808)
                                       =======     ========      ========   ==========     ========   ==========
















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                ($ In Thousands)
                                   (Unaudited)



                                                         2000         1999
                                                         ----         ----

Operating activities:
Net (loss)                                           ($      8)   ($     45)
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                      (      33)          40
         Net cash (used) by operating activities     (      41)   (       5)

Investing activities:
Net decrease in investments                                 36            6
Net decrease in loans                                        2            1
         Net cash provided by investing activities          38            7

Increase (decrease) in cash                          (       3)           2

Cash at beginning of period                                  7            4

Cash at end of period                                $       4    $       6













               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation ("Company") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries ("Bank"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury ("OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of the Bank. The Resolution Trust Corporation ("RTC") was appointed Receiver to handle all matters related to the Bank and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 2000 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                             OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2000 and 1999
                   ($ in Thousands except for per share data)
                                   (Unaudited)



NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                             Three Months Ended              Nine Months Ended
                                               September 30,                  September 30,
                                            2000            1999            2000           1999
                                            ----            ----            ----           ----
PRIMARY (LOSS):
Net Income (loss)                         ($       22)   ($        5)   ($        9)   ($       45)
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                           677            677          2,031          2,031
                                          -----------    -----------    -----------    -----------
Net (loss) applicable to common stock     ($      699)   ($      672)   ($    2,040)   ($    2,076)
                                          ===========    ===========    ===========    ===========

ALLOCATION OF PRIMARY (LOSS):
Income (Loss) from continued operations   ($       22)   ($        5)   ($        9)   ($       45)
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                         677            677          2,031          2,031
                                          -----------    -----------    -----------    -----------
TOTAL NET (LOSS)                          ($      699)   ($      672)   ($    2,040)   ($    2,076)
                                          ===========    ===========    ===========    ===========

Average shares outstanding                  8,297,046      8,297,046      8,297,046      8,297,046
                                          ===========    ===========    ===========    ===========

PRIMARY (LOSS) PER
  COMMON SHARE                            ($      .08)   ($      .08)   ($      .25)   ($      .25)
                                          ===========    ===========    ===========    ===========



NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock") was suspended. As of September 30, 2000, cumulative preferred dividends of $22,613,342 ($21.60 per share) had not been declared or paid on the Preferred Stock.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2000 and 1999
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $21,808,000 at September 30, 2000 and is subject to a number of commitments and contingencies, as follows:

o Management does not expect the operating results of its sole remaining active subsidiary to improve in the near future to a level which would provide significant capital or cash flow to the Company from this subsidiary.

o The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

o The Company has been unable to pay cumulative dividends on the Preferred Stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations with respect to the Preferred Stock unless the Company is successful in its litigation against the United States at a level commensurate with such obligations, net of attorneys' fees and other litigation-related expenses. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 1999 and to Part II,
     Item 1 herein.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result form the outcome of these uncertainties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before taxes was $23,334 for the nine month period ended September 30, 2000, compared to $37,249 for the nine month period ended September 30, 1999.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2000 and 1999
                   ($ in Thousands except for per share data)
                                   (Unaudited)

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. While the Company's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At September 30, 2000, the Company had $.5 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($21.8) million, compared to $.4 million in assets, $1.4 million in total liabilities, $20.6 million in redeemable preferred stock and stockholders' deficit of ($21.6) million at December 31, 1999.

The Company's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $42,000 for the three month period ended September 30, 2000 as compared to the same period in 1999. This decrease was primarily attributable to a decrease in other income of $45,000 in the 2000 period over the comparable period in 1999. Total income year to date increased by $20,000 as compared to the same period in 1999. The increase was primarily attributable to an increase in other income of $14,000 in the 2000 period over the comparable period in 1999.

Interest income was $6,000 and $3,000 respectively, for the three month periods ended September 30, 2000 and 1999. Other income was $52,000 for the three month period ended September 30, 2000, compared to $97,000 for the three month period ended September 30, 1999.

Total expenses decreased $15,000 for the three month period ended September 30, 2000 as compared to the three month period ended September 30, 1999. The decrease was attributable to a decrease in other expenses of $18,000, which were primarily legal and professional expenses, over the comparable period in 1999.

Total expenses year to date decreased $16,000 as compared to the same period in 1999, which were primarily attributable to legal and professional fees.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2000 and 1999
                   ($ in Thousands except for per share data)
                                   (Unaudited)



The Company's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits) were $46,000 for the three month period ended September 30, 2000, compared to $42,000 for the same period in 1999. Operating expenses year to date were $320,000 compared to $336,000 for the same period in 1999.

As a result of the foregoing, the Company reported a net loss of ($22,000) for the three month period ended September 30, 2000, compared to net income of $5,000 for the same period in 1999.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2000 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 1999 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.25) as compared to ($.25) for the same period in 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On September 16, 1992, the Company and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims (the "Claims Court"). In connection with certain government-assisted acquisitions by Plaintiffs in the 1980's, the Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation) in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's regulatory financial statements. Furthermore, the Company entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this requirement, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant has filed a counterclaim against the Company for alleged breach of the Company's net worth maintenance agreement. The Company has filed an answer denying such counterclaim.

Following the Bank Closing, the Bank's claims and the claims of the Company were split into two separate actions. The Company's claims are separate and distinct from the claims of the Bank. An agency of the Defendant serves as Receiver for the Bank and is maintaining the Bank's claims against the Defendant.

On February 26, 1998, the Company filed a motion for summary judgment, which the Defendant is opposing. The Claims Court has not ruled on this motion. The Bank's summary judgment motion was filed on April 3, 1998. The Company and the Defendant have been involved in discovery proceedings, which were recently completed.

There are several similar cases pending before the Claims Court. The Company's case is dependent, in part, upon the outcome of cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Preferred Stock, during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2000 was $22,613,343.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OLD STONE CORPORATION


Date:  November 15, 2000                    /s/ Bernard V. Buonanno
                                            ------------------------------------
                                            Bernard V. Buonnano
                                            Chairman