Form 10-K
period 2000-12-31
OLD STONE CORP
filed 2001-04-06
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  December 31, 2000

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to
         ___________.

                          Commission file number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

Rhode Island                                05-0341273
------------                                -----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

957 Warren Avenue, East Providence, RI      02914
--------------------------------------      -----
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

         Yes  X                                      No
             ----                                       ----

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

As of the close of business on March 30, 2001, 8,297,046 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:  None.

                                Table of Contents



PART I                                                                         3
------

Item 1.  Business                                                              3

Item 2.  Properties                                                            4

Item 3.  Legal Proceedings                                                     5

Item 4.  Submission Of Matters To A Vote Of Security                           6
          Holders


Part II                                                                        7
-------

Item 5.  Market For The Registrant's Common Equity                             7
          And Related Stockholder Matters

Item 6.  Selected Financial Data                                               7

Item 7.  Management's Discussion And Analysis Of                               9
          Financial Condition And Results Of Operations

Item 7A. Quantitative And Qualitative Disclosure About                        11
          Market Risk

Item 8.  Financial Statements And Supplementary Data                          11

Item 9.  Changes In And Disagreements With Accountants                        11
          On Accounting And Financial Disclosure


Part III                                                                      12
--------

Item 10. Directors And Executive Officers Of The Registrant                   12

Item 11. Executive Compensation                                               14

Item 12. Security Ownership Of Certain Beneficial Owners                      15
          And Management

Item 13. Certain Relationships And Related Transactions                       17


Part IV                                                                       18
-------

Item 14. Exhibits, Financial Statement Schedules,                             18
          And Reports On Form 8-K


Signatures                                                                     1

                                     PART I

ITEM 1.  BUSINESS

Background

         Old Stone Corporation "we", "us", "our" is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarter's office is located at 957 Warren Avenue, East Providence, Rhode Island 02914.

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

Regulation

         In our its capacity as registered transfer agent for the shares of our $1.00 par value Common Stock ("Common Stock") and our Cumulative Voting Convertible Preferred Stock, Series B ($20 stated value, $1.00 par value) ("Preferred Stock"), we are subject to regulation by the U.S. Securities and Exchange Commission (the "SEC").

         Old Stone Securities is subject to regulation by the SEC, the State of Rhode Island Department of Business Regulation and the National Association of Securities Dealers, Inc.

Employees

         As of December 31, 2000, Old Stone Securities employed 3 persons, all of whom were full-time, two of whom also serve as officers of Old Stone Corporation, and who handle certain administrative functions on our behalf.

Recent Developments

         On November 14, 1997, a statement was filed with the SEC on Schedule 14D-1 relating to a tender offer by Manticore Properties, L.L.C. ("Manticore"), which is wholly-owned by Gotham Partners, L.P. ("Gotham I") and Gotham Partners, II, L.P. which was subsequently dissolved on October 1, 1998 ("Gotham II"), to purchase any and all shares of our Common Stock for $1.00 per share and of our Preferred Stock for $4.00 per share. Based upon subsequent filings with the SEC by Manticore, during the tender offer period Manticore purchased approximately 1,405,955.529 shares of Common Stock and 297,018 shares of Preferred Stock that were tendered by our shareholders.

         Subsequent to that time, according to filings by Manticore and its affiliated companies (Gotham I, Gotham III, Gotham International Advisors, L.L.C. ("Advisors"), Gotham Holdings II, LLC ("Holdings II"), Gotham Holdings III, L.L.C. ("Holdings III") and Gotham Partners International Ltd. (collectively, the "Funds")), the Funds have continued to purchase shares of the Common Stock and the Preferred Stock in the open market.

         According to the Funds' most recent filing, as of August 8, 2000, Manticore had sole voting and dispositive power with respect to 1,407,144 shares of the Common Stock and 299,016 shares of the Preferred Stock; Gotham I had sole voting and dispositive power with respect to 490,756 shares and shared voting and dispositive power with respect to 1,407,144 shares of the Common Stock and sole voting power with respect to 11,600 shares and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; Gotham III had sole voting and dispositive power with respect to 51,841 shares, and shared voting and dispositive power with respect to 1,407,144 shares, of the Common Stock and sole voting and sole dispositive power with respect to 3,750 shares of Preferred Stock and shared voting and dispositive power with respect to 299,016 shares of the Preferred Stock; and Advisors had sole voting and sole dispositive power with respect to 820,858 shares of the Common Stock and 166,664 shares of the Preferred Stock. Gotham Holdings II, L.L.C. had shared voting and dispositive power with respect to 1,407,144 shares of Common Stock and 299,016 shares of Preferred Stock. Gotham Holdings III, L.L. C. had sole voting and sole dispositive power with respect to 71,625 shares of Common Stock and 18,184 shares of Preferred Stock.

ITEM 2.  PROPERTIES

         The administrative office of the Registrant and Old Stone Securities is located at 957 Warren Avenue, East Providence, Rhode Island. Such office is leased on a month-to-month basis at a per month rental of $850.00.
ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any material pending legal proceedings to which we or Old Stone Securities or their respective properties, are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2000, except as noted in the counterclaim discussed below.

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

         Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation and unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which the Defendant has been unjustly enriched. Defendant has filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We have filed an answer denying the allegations in such counterclaim.

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

         On October 17, 1997, Old Stone Corporation and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the Federal Deposit Insurance Corporation, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of accrued fees for legal services rendered by the Firm.

         In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement we receive from the pending lawsuit. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, we granted to the Firm a first priority security interest in and to the litigation with the United States and any proceeds derived from a judgment, settlement or other consensual resolution of the litigation. See also Item 11, "Executive Compensation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbol OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbols OSTN and OSTNE.OB. At March 20, 2001 there were approximately 40,441 shareholders of record. High and low stock prices for the last year were:

       2000                               High                       Low

       First Quarter                      3.50                       1.60
       Second Quarter                     2.00                       1.50
       Third Quarter                      2.00                       1.50
       Fourth Quarter                     2.00                        .70

         We discontinued dividends to holders of our Common Stock and Preferred Stock during the third quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of [$20,728,898] as of December 31, 2000 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

         We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background." Bank operations are not included in 1998, 1999 or 2000 operations. At December 31, 1999 and 2000 our statements of financial condition do not include any assets or liabilities of the Bank.

         The following schedule of selected financial information includes the three years ending December 31, 1998, 1999 and 2000.

         Fiscal Year Ended:                   December 31, 1998          December 31, 1999      December 31, 2000

         INCOME:

         Interest income                         $        19             $        14             $        21
         Other income                                    238                     473                     353
         Total income                                    257                     487                     374

         EXPENSES:

         Interest expense                                  0                       0                       0
         Salaries and benefits                           157                     167                     175
         Other operating expenses                        213                     350                     228
         Total expense                                   370                     517                     403

         OPERATING (LOSS):

         Operating (loss)
         before income taxes                     $      (113)                    (30)                    (29)
         Income taxes (credit)                             0                       0                       0
         NET (LOSS)                                     (113)                    (30)                    (29)

         Net loss available to common            $    (2,821)                 (2,738)                 (2,738)
           shareholders
         Net Loss per share                      $      (.34)                   (.33)                   (.33)
         Average shares outstanding                8,297,046               8,297,046               8,297,046

         ASSETS:
         Cash                                    $         4                       7                       4
         Short-term investments                          105                     156                     104
         Loans receivable, net                            30                      28                      25
         Other assets                                    276                     292                     310
                                                 -----------             -----------             -----------
         TOTAL                                   $       415                     483                     443

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
LIABILITIES:

Long-term debt                                             0                       0                       0
Other liabilities                                      1,344                   1,442                   1,431
Total liabilities                                      1,344                   1,442                   1,431

Redeemable preferred stock                            20,496                  20,692                  20,889
Stockholders' equity (deficit)                       (21,425)                (21,651)                (21,877)
                                                 -----------             -----------             -----------
                                                 $       415             $       483             $       443

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

         As a result of the Bank Closing, our present business activities include our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. Management has invested, and intends in the future to invest, our assets on a short-term basis. Our Board of Directors has continued to monitor various expense saving and revenue enhancing measures at Old Stone Securities designed and effectuated during 1999 and 2000.

         Since the Bank Closing, and except for the operation of Old Stone Securities, our primary expenses have been legal, insurance, accounting and transfer agent expenses. At the end of 1996, we terminated our transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc.

Results for Year Ended  December  31, 2000  Compared to Year Ended  December 31,
1999.

         Interest income was $21,000 for the year ended December 31, 2000, compared to $14,000 for the year ended December 31, 1999.

         Other income, including securities gains, was $353,000 for the year ended December 31, 2000, compared to $473,000 for the year ended December 31, 1999.

         Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as, the operating expenses of Old Stone Securities. Operating expenses, (including salaries and benefits and excluding interest expense) were $403,000 for the year ended December 31, 2000, compared to $517,00 for the year ended December 31, 1999.

         Salaries and benefits for the year ended 2000 were $175,000 compared to $167,000 for 1999.

         Old Stone Securities' income before income taxes was $13,262 for the year ended December 31, 2000, compared to $93,930 for the year ended December 31, 1999. We reported a net loss of $29,000 for the year ended December 31, 2000 compared to a net loss of $30,000 for the year ended December 31, 1999.

         The loss per share was $.33 for the year ended December 31, 2000 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.32 for the year ended December 31, 1999 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $23,241,491 as of December 31, 2000) on the Preferred Stock dividends is paid in full.

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

Liquidity and Capital Resources

         At December 31, 2000, we had $.4 million in assets, $1.4 million in total liabilities, $20.8 million in redeemable preferred stock, and a stockholder's deficit of $21.8 million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.7 million in redeemable preferred stock and stockholders' deficit of $21.7 million at December 31, 1999.

         Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements for the year ended December 31, 2000 are filed as Exhibit 99 to this report.

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

         The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992. We regret to report that in 2000, Allen H. Howland, a director from 1981 to 1991 and since 1992, passed away. His position has not been filled to date.

                                                                        Director
      Name                   Age    Principal Occupation             Since

Howard W. Armbrust           73     Retired former Chairman,          1974
                                    Vargas Manufacturing
                                    (jewelry manufacturer)

Bernard V. Buonanno, Jr.     63     Partner, Edwards & Angell,        1979
                                    LLP (law firm); Partner,
                                    Riparian Partners
                                    (investment firm);
                                    Director, A.T. Cross Company

Robert E. DeBlois            67     Retired former Chairman of        1974
                                    DB Companies, Inc. and its
                                    subsidiaries (gasoline and
                                    convenience store chain)

Thomas P. Dimeo              70     Chairman,  The  Dimeo  Group      1974
                                    of  Companies  (construction
                                    industry)

Thomas F. Hogg               53     Chief Financial Officer,          1997
                                    R.I. Housing & Mortgage
                                    Finance Corporation (state
                                    chartered housing finance
                                    agency)

Beverly E. Ledbetter         57     Vice President and General        1981
                                    Counsel, Brown University

Winfield W. Major            53     General Counsel, and              1997
                                    Secretary
                                    Bacou USA, Inc. since
                                    June 29, 1998 (safety
                                    products manufacturing
                                    company); prior to June 29,
                                    1998 counsel, Edwards &
                                    Angell, LLP (law firm)

James V. Rosati              51     Chief Executive Officer,          1997*
                                    Telecommunications Sector,
                                    Plastics Division, Cookson
                                    Group plc; Senior Vice
                                    President, Cookson America,
                                    Inc. (industrial
                                    manufacturing company)

Alfred J. Verrecchia         58     President and Chief               1987
                                    Operating  Officer,  Hasbro,
                                    Inc. (toy  manufacturer);
                                    Director Hasbro,  Inc.;
                                    Director Bacou USA, Inc.


         * Mr. Rosati also served as a Director from 1991 to 1993.

         With respect to information regarding our executive officers, none of our officers would be considered executive officers thereof under the rules of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         None of our officers would be considered executive officers under the rules of the SEC. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

         For the fiscal year ended December 31, 2000, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that the Corporation were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 73 meetings of the Board or Committees thereof, including nine such meetings in 2000.

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

         In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, contingent upon our achieving a certain threshold of award in the litigation and then progressively receiving certain levels of awards, whether by judgment or settlement.

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

Amount and Nature of Beneficial Ownership of Common Stock (1)

                                         Sole Voting      Shared           Sole        Shared Dispositive      Percent of
Name and Address of Beneficial Owner        Power      Voting Power     Dispositive           Power           Outstanding
                                                                           Power                                 Stock

Manticore  Properties,  LLC (2)            552,830        1,606,488       552,830           1,606,488            23.86%
Gotham Partners, L.P.
Gotham Partners III, L.P.
Gotham Holding II, L.L.C
110 East 42nd Street
18th Floor
New York, NY  10017

Gotham                                     931,967                        931,967                                10.30%
International Advisors, LLC (3)
(same as above)

Gotham Holdings, III, L.L.C                 83,748                         83,748                                  .93%
("Holdings III")


(1) This information with respect to beneficial ownership is based upon information obtained by us as of August 8, 2000 from Manticore Properties, LLC as filed with the SEC on Schedule 130D.

(2) Manticore Properties, LLC also has sole voting and sole dispositive power with respect to 299.016 shares of Preferred Stock (28.56 % of the class), which it shares with Gotham I, Gotham III and Holdings II, L.L.C. , and which are convertible into 199,344 shares of Common Stock.

(3) Advisors also has sole voting and sole dispositive power with respect to 166,664 shares of Preferred Sock, which are convertible into 111,109 shares of Common Stock.

(4) Gotham Holdings, III, L.L.C. also has sole voting and sole dispositive power with respect to 18,184 shares of Preferred Sock, which are convertible into 12,123 shares of Common Stock.

Security Ownership of Directors

         The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2000. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Beneficial Owner                              Number of Shares                        Percent of Outstanding
                                                      Beneficially Owned                      Common Stock

Howard W. Armbrust                                       2,000                                *
Bernard V. Buonanno, Jr.                                 4,613                                *
Robert E. DeBlois                                        4,742                                *
Thomas P. Dimeo                                         11,000 (1)                            *
Thomas F. Hogg                                          16,916.107                            *
Beverly E. Ledbetter                                       133                                *
Winfield W. Major                                       18,538.449                            *
James V. Rosati                                         13,178.012 (2)                        *
Alfred J. Verrecchia                                     1,525                                *
All current  Directors of the Corporation as a group    61,014.537                            *1.537
(10 persons)

(1) Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 1,000 shares owned indirectly by Mr. Dimeo in the Dimeo Construction Company Profit Sharing Plan.

(2) Excludes 2,000 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati's spouse, and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati's spouse as to which he disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

         Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees paid to Edwards & Angell, LLP during 2000 did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)
                  (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to this report.

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flow - Years ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

                  (2)  None

                  (3)  List of Exhibits -- See Item 14(c) below.

         (b)      Reports on Form 8-K

                           None

         (c) Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

                                                               Exhibit

                  (21) Incorporated by reference to Exhibit 21 our Form 10-K filed April 21, 2000

                  (99)     Consolidated   Financial  Statements  for  Old  Stone
                           Corporation for the years ended December 31, 2000, 1999 and 1998

         (d)      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OLD STONE CORPORATION
                                             (Registrant)


March 30, 2001                                By:  /s/ Bernard V. Buonnano, Jr.
                                                  Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.
--------------------------------------------------------------------------------

/s/ Howard W. Armbrust                                                Director
----------------------------
Howard W. Armbrust

/s/ Bernard V. Buonanno, Jr.                                          Director
----------------------------
Bernard V buonanno, Jr.

/s/ Robert E. DeBlois                                                 Director
----------------------------
Robert E. DeBlois

/s/ Thomas P. Dimeo                                                   Director
----------------------------
Thomas P. Dimeo

/s/ Thomas F. Hogg                                                    Director
----------------------------
Thomas F. Hogg

/s/ Beverly E. Ledbetter                                              Director
----------------------------
Beverly E. Ledbetter

/s/ Winfield W. Major                                                 Director
----------------------------
Winfield W. Major

/s/ James V. Rosati                                                   Director
----------------------------
James V. Rosati

/s/ Alfred J. Verrecchia                                              Director
----------------------------
Alfred J. Verrecchia

                                    EXHIBITS

EXHIBIT 99
OLD STONE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998