Form 10-Q
period 2001-03-31
OLD STONE CORP
filed 2001-05-16
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly  Report Under 13 or 15(d) of the  Securities  Exchange Act of 1934
    For Quarter Ended March 31, 2001

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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2001; 8,297,046.238

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                               March 31,             December 31,
                                                                                 2001                    2000
                                                                                  ----                   ----
                                                                              Unaudited
                                                 ASSETS
Cash                                                                          $         4           $         4
Short-term investments                                                                 59                   104
Loans (net of reserve for loan losses of $29 in
         2000 and in 1999)                                                             24                    25
Other assets                                                                          303                   310
                                                                                ---------             ---------
TOTAL ASSETS                                                                  $       390           $       443
                                                                                =========             =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Other Liabilities                                                             $     1,417           $     1,431
                                                                                ---------             ---------
TOTAL LIABILITIES                                                                   1,417                 1,431

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938)                                   20,938                20,889

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,351,046 shares issued in 2000
         and 1999                                                                   8,300                 8,300
Additional paid-in capital                                                         91,047                91,096
Surplus                                                                            30,000                30,000
Accumulated deficit                                                           (   150,169)          (   150,130)
Treasury stock, at cost; 54,000 shares in 2001
         and 2000                                                             (     1,143)          (     1,143)
                                                                               ----------            ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (    21,965)          (    21,877)
                                                                               ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                    $        390          $       443
                                                                              ===========           ===========






The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ In Thousands except for per share data)
                                   (Unaudited)


                                                      2001             2000
                                                      ----             ----

INCOME:
Interest income                               $              4     $          5
Other income                                                37              153
                                                 -------------     ------------
TOTAL INCOME                                                41              158
                                                 -------------     ------------

EXPENSES:
Salaries and employee benefits                              46               47
Net occupancy expense                                        3                3
Equipment expense, including depreciation                    2                2
Other expenses                                              29               63
                                                 -------------     ------------
TOTAL EXPENSES                                              80              115
                                                 -------------     ------------

Income (loss) from continuing operations
      before income taxes                        (          39)              43
Income taxes                                                -0-              -0-
                                                 -------------     -------------
NET INCOME (LOSS)                             $  (          39)    $         43
                                                 ==============    =============

NET (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                         $  (         716)    $ (      634)

(LOSS) PER SHARE                              $  (         .09)    $  (     .08)

AVERAGE SHARES OUTSTANDING                           8,297,046        8,297,046








The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 2001 and 2000
                                ($ in Thousands)
                                   (Unaudited)




                                                                      Additional
                                       Common       Paid-In                  Accumulated   Treasury
                                        Stock       Capital      Surplus     (Deficit)      Stock         Total

December 31, 1999                      $ 8,300     $ 91,293      $ 30,000   ( $150,101)     ($1,143)   ($ 21,651)

Net income                                                                          43                        43
Accretion of discount on
    preferred stock, series B                     (      49)                (       49)
                                       -------    ----------     -------        -------    -------    -----------

March 31, 2000                         $ 8,300     $ 91,244      $ 30,000   ( $150,058)     ($1,143)   ($ 21,657)
                                       =======    =========      ========     ==========   ========   ===========


December 31, 2000                      $ 8,300     $ 91,096      $ 30,000   ( $150,130)     ($1,143)   ($ 21,877)

Net (loss)                                                                  (       39)                (      39)

Accretion of discount on
    preferred stock, series B                     (      49)                                           (      49)
                                       -------    ----------     -------        -------    -------    -----------

March 31, 2001                         $ 8,300     $ 91,047      $ 30,000    ($150,169)     ($1,143)   ($ 21,965)
                                       =======    =========      ========     ==========  =========  ============













The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                ($ In Thousands)
                                   (Unaudited)



                                                       2001                 2000
                                                       ----                 ----


Operating activities:
Net income (loss)                              $   (      39)      $         43
Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
     Other, net                                    (       6)           (    15)
                                                  -----------      ------------
     Net cash provided by (used) by operating      (      45)                28
     activities

Investing activities:
Net decrease in investments                               45                 26
                                                -------------      ------------
     Net cash provided by investing                       45                 26
     activities

Increase in cash                                           0                  2

Cash at beginning of period                                4                  7
                                                ------------       ------------

Cash at end of period                          $           4       $          9
                                               =============      =============








The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (the "Company") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the "Bank"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of the Bank. The Resolution Trust Corporation was appointed Receiver to handle all matters related to the Bank and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of March 31, 2001 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a securities broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities and Dealers which provides brokerage services to customers who are predominantly medium to high income individuals and small market businesses located primarily in Rhode Island.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                      Three Months Ended
                                                     March 31,        March 31,
                                                      2001              2000
                                                      ----              ----
PRIMARY (LOSS):
Net income (loss)                             $  (          39)    $         43
Deduct accretion of discount on series B
   preferred stock and preferred dividends       (         677)     (       677)
                                                  ------------      ------------
Net (loss) applicable to common stock         $  (         716)    $(       634)
                                                  ============      ============

ALLOCATION OF PRIMARY (LOSS):

Income (loss) from continued operations       $  (          39)    $         43
Deduct accretion of discount on series B
   preferred stock and preferred dividends                 677              677
                                                 -------------     -------------
TOTAL NET (LOSS)                              $  (         716)    $(       634)
                                                  =============    =============

AVERAGE SHARES OUTSTANDING                           8,297,046        8,297,046

PRIMARY (LOSS) PER COMMON SHARE:              $  (         .09)    $(       .08)
                                                  =============      ===========


NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991,  the  annual  dividend  of $2.40 per share of the  Preferred
Series B stock was suspended. As of March 31, 2001, cumulative preferred dividends of $23,869,639 ($22.80 per share) had not been declared or paid.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $21,965,000 at March 31, 2001 and is subject to a number of commitments and contingencies, as follows:

o Management does not expect the operating results of its sole remaining active subsidiary to improve in the near future to a level which would provide significant capital or cash flow to the Company from this subsidiary.

o The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

o The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 2000.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


Old Stone Securities' loss before income taxes was ($34,178) for the three month period ended March 31, 2001, compared to income of $45,068 for the three month period ended March 31, 2000.

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. While the Company's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.


Liquidity and Capital Resources

At March 31, 2001, the Company had $.4 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22) million, compared to $.4 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($21.9) million at December 31, 2000.

The Company's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $117,000 for the three month period ended March 31, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a decrease in other income of $116,000 in the 2001 period over the comparable period in 2000.

Interest income was $4,000 for the three month period ended March 31, 2001, compared to $5,000 for the three month period ended March 31, 2000. Other income was $37,000 for the three month period ended March 31, 2001, compared to $153,000 for the three month period ended March 31, 2000.

Total expenses decreased $35,000 for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


The Company's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits) were $80,000 for the three month period ended March 31, 2001, compared to $115,000 for the same period in 2000.

As a result of the foregoing, the Company reported a net loss of $39,000 for the three month period ended March 31, 2001, compared to net income of $43,000 for the same period in 2000.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 2001 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.08) for the three month period ended March 31, 2000 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' income before income taxes was $(34,178) for the three month period ended March 31, 2001, compared to a $45,068 for the three month period ended March 31, 2000.

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. While the Corporation's Board of Directors has considered selling Old Stone Securities, the Board has determined not to do so at the present time.

Liquidity and Capital Resources

At March 31, 2001, the Corporation had $.4 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22) million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($21.9) million at December 31, 2000.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $117,000 for the three month period ended March 31, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a decrease in other income of $116,000 in the 2001 period over the comparable period in 2000.

Interest income was $4,000 for the three month period ended March 31, 2001, compared to $3,000 for the three month period ended March 31, 2000. Other income was $____ for the three month period ended March 31, 2001, compared to $153,000 for the three month period ended March 31, 2000.

Total expenses decreased $35,000 for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000.

The Corporation's primary operating expenses have been legal and accounting expenses, as well as, the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $80,000 for the three month period ended March 31, 2001, compared to $115,000 for the same period in 2000.

As a result of the foregoing, the Corporation reported net income of $39,000 for the three month period ended March 31, 2001, compared to a net income of $43,000 for the same period in 2000.

The loss per share available for common stockholders was ($.09) for the three month period ended March 31, 2001 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.08) for the three month period ended March 31, 2000 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.


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

On February 27, 1998, we filed a motion for summary judgment which the Defendant is opposing. This motion has not been ruled on by the Court.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case is dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We discontinued dividends to holders of our Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2001 was $23,869,639.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OLD STONE CORPORATION

 Date: May 15, 2001                      /s/ Bernard V. Buonanno
                                        ----------------------------------------
                                        Bernard V. Buonanno
                                        Chairman