Form 10-Q
period 2001-06-30
OLD STONE CORP
filed 2001-08-15
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended June 30, 2001

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

                  Yes:     X                                  No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of June 30, 2001: 8,297,046.238

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                              June 30,    December 31,
                                                                                2001         2000
                                                                                ----         ----
                                                                              Unaudited
                                                                             ---------
                                                 ASSETS
Cash .......................................................................$      -0-  $        4
Short-term investments .......................................................      35         104
Loans (net of reserve for loan losses of $29 in
         2001 and in 2000) ...................................................      23          25
Other assets .................................................................     300         310
                                                                            ----------  ----------
TOTAL ASSETS ...............................................................$      358  $      443
                                                                            ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities ..................................................        $    1,421     $ 1,431
                                                                            ----------  ----------
TOTAL LIABILITIES ..................................................             1,421       1,431

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value;
         1,046,914 shares authorized, issued and
         outstanding (Liquidation value $20,938) ...................            20,938      20,889

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares
         authorized; 8,351,046 shares issued in 2001
         and 2000 ..................................................             8,300       8,300
Additional paid-in capital .........................................            91,047      91,096
Surplus ............................................................            30,000      30,000
Accumulated deficit ................................................         (150,205)   (150,130)
Treasury stock, at cost; 54,000 shares in 2001
         and 2000 ..................................................         (  1,143)   (  1,143)
                                                                            ----------  ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............................         ( 22,001)   ( 21,877)
                                                                            ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT) ..........................................        $      358  $      443
                                                                            ==========  ==========

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                       June 30,                       June 30,
                                                               2001          2000          2001          2000
                                                               ----          ----          ----          ----

INCOME:
Interest income                                            $          4  $          5  $          8  $         10
Other income                                                         35            90            72           243
                                                           ------------  ------------  ------------  ------------
TOTAL INCOME                                                         39            95            80           253
                                                           ------------  ------------  ------------  ------------

EXPENSES:
Salaries and employee benefits                                       39            41            85            88
Net occupancy expense                                                 1             3             4             6
Equipment expense, including depreciation                             1             3             3             5
Other expenses                                                       34            78            63           141
                                                           ------------  ------------  ------------  ------------
TOTAL EXPENSES                                                       75           125           155           240
                                                           ------------  ------------  ------------  ------------

Income (loss) from continuing operations
      before income taxes                                  (        36)  (        30)  (        75)            13
Income taxes                                                        -0-           -0-           -0-           -0-
                                                           ------------  ------------  ------------  ------------
NET INCOME (LOSS)                                          ($       36)  ($       30)  ($       75)  $         13
                                                           ============  ============  ============  ============

NET (LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS                                        ($      713)  ($      707)  ($    1,429)  ($    1,341)

(LOSS) PER SHARE                                           ($      .08)  ($      .09)  ($      .17)  ($      .16)
                                                           ============  ============  ============  ============

AVERAGE SHARES OUTSTANDING                                    8,297,046     8,297,046     8,297,046     8,297,046
                                                           ============  ============  ============  ============

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 2001 and 2000
                                ($ in Thousands)
                                   (Unaudited)




                                                                      Additional
                                       Common       Paid-In                  Accumulated   Treasury
                                        Stock       Capital      Surplus     (Deficit)      Stock         Total

December 31, 1999                   $     8,300   $  91,293    $    30,000  ($150,101)   (   $1,143)  ($  21,651)

Net income                                                                         13                         13
Accretion of discount on
    preferred stock, series B                     (    100)
                                   ============   =========    ===========  ==========   ==========   ===========

June 30, 2000                      $      8,300   $  91,193    $    30,000  ($150,088)   ($1,143)     ($  21,738)
                                   ============   =========    ===========  ==========   ==========   ===========



December 31, 2000                  $      8,300   $  91,096    $    30,000  ($150,130)   ($1,143)     (  $21,877)

Net (loss)                                                                  (      75)                (       75)
Accretion of discount on
    preferred stock, series B                     (     49)                                           (       49)
                                   ============   =========    ===========  ==========   ==========   ===========

June 30, 2001                      $      8,300   $  91,047    $    30,000  ($150,205)   ($1,143)     ($  22,001)
                                   ============   =========    ===========  ==========   ==========   ===========




                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                ($ In Thousands)
                                   (Unaudited)



                                                                     2001             2000
                                                                     ----             ----

Operating activities:
Net income (loss)                                                $(      75)    $           13
Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
     Other, net                                                          -0-                14
                                                                         ---                --
         Net cash provided (used) by operating activities         (      75)                27

Investing activities:Net (increase) in investments                        69     (         26)
Net (increase) decrease in loans                                           2                 1
                                                                 -----------    --------------
         Net cash (used) by investing activities                          71     (         25)

Increase (decrease) in cash                                       (       4)                 2

Cash at beginning of period                                                4                 7
                                                                 -----------    --------------

Cash at end of period                                            $         0    $            9
                                                                           =    ==============



                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


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

     As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of June 30, 2001 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

     The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                              2001            2000              2001           2000
                                                              ----            ----           ----           ----
PRIMARY (LOSS):
Net income (loss)                                         ($        36)  ($        30)      ($     75)     $      13
Deduct accretion of discount on
    series B preferred stock and
    preferred dividends                                             677            677           1,354         1,354
                                                          -------------  -------------   -------------  ------------
Net (loss) applicable to common stock                     ($       713)  ($       707)   ($     1,429)  ($    1,341)
                                                          =============  =============   ===========    ============

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued operations                   ($        36)  ($        30)   ($        75)  $         13
Deduct accretion of discount on
  series B preferred stock
  and preferred dividends                                           677            677           1,354         1,354
                                                          -------------  -------------   -------------  ------------
TOTAL NET (LOSS)                                          ($       713)  ($       707)   ($     1,429)  ($    1,341)
                                                          =============  =============   =============  ============

Average shares outstanding                                    8,297,046      8,297,046       8,297,046     8,297,046
                                                          =============  =============   =============  ============

PRIMARY (LOSS) PER
  COMMON SHARE                                            ($       .08)   ($      .09)    ($      .17)  ($      .16)
                                                          =============   ============    ============  ============


NOTE 4 - REDEEMABLE PREFERRED STOCK:

     On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2001, cumulative preferred dividends of $24,497,788 ($23.40 per share) had not been declared or paid.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,001,000 at June 30, 2001 and is subject to a number of commitments and contingencies, as follows:

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

Old Stone Securities' loss before income taxes was ($59,321) for the six month period ended June 30, 2001 compared to income of $35,758 for the six month period ended June 30, 2000.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. The Corporation's Board of Directors is currently considering the sale of Old Stone Securities.

Liquidity and Capital Resources

At June 30, 2001, the Corporation had $.4 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22) million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.8 million in redeemable preferred stock and stockholders' deficit of ($21.7) million at December 31, 2000.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $56,000 for the three month period ended June 30, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a decrease in other income of $65,000 in the 2001 period over the comparable period in 2000. Total income year to date decreased by $173,000 as compared to the same period in 2000. The decrease was primarily attributable to a decrease in other income of $171,000 in the 2001 period over the comparable period in 2000.

Interest income was $4,000 and $5,000 respectively, for the three month period ended June 30, 2001 and 2000. Other income was $35,000 for the three month period ended June 30, 2001, compared to $90,000 for the three month period ended June 30, 2000.

Total expenses decreased $50,000 for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000. The decrease was attributable to a decrease in other expenses of $44,000 of which were primarily legal and professional expenses, over the comparable period in 2000.

Total expenses year to date decreased $85,000 as compared to the same period in 2000, of which were primarily attributable to legal and professional fees.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company. Operating expenses (including salaries and benefits) were $75,000 for the three month period ended June 30, 2001, compared to $125,000 for the same period in 2000. Operating expenses year to date were $155,000 compared to $240,000 for the same period in 2000.

As a result of the foregoing, the Corporation reported a net loss of ($36,000) for the three month period ended June 30, 2001, compared to ($30,000) for the same period in 2000.

The loss per share available for common stockholders was ($.08) for the three month period ended June 30, 2001 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.09) for the three month period ended June 30, 2000 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date, was ($.17) as compared to ($.16) for the same period in 2000.

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

On February 27, 1998, we filed a motion for summary judgment which the Defendant is opposing. The Court has not ruled on this motion. The Corporation and the Defendant completed discovery proceedings in August of 1999.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Corporation constituting twenty percent (20%) of the total number of directors of the Corporation at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2001 was $24,497,788.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OLD STONE CORPORATION


Date:  August ___, 2001                                ________________________
                                                       Geraldine Nelson
                                                       President and Treasurer
                                                       (Chief Executive and
                                                       Chief Accounting Officer)