Form 10-Q
period 2001-09-30
OLD STONE CORP
filed 2001-11-14
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]       Quarterly  Report Under 13 or 15(d) of the Securities  Exchange Act of
          1934

          For Quarter Ended September 30, 2001

or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of ________________ to
          ___________________

Commission File Number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Rhode Island                        05-0341273
     ---------------------------------------------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)

                 957 Warren Avenue
           East Providence, Rhode Island               02914
     ---------------------------------------------------------------------------
      (Address of Principal Executive Offices)        Zip Code

                                 (401) 434-4632
     ---------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

* Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:  X                                     No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2001: 8,297,046,238.

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

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)


                                                                                     September 30,       December 31,
                                                                                          2001               2000
                                                                                          ----               ----
ASSETS                                                                                 Unaudited

Cash                                                                                  $       5           $       4
Short-term investments                                                                       19                 104
Loans (net of reserve for loan losses of $29 in 2001 and in 2000)                            23                  25
Other assets                                                                                282                 310
                                                                                      ---------           ---------
TOTAL ASSETS                                                                          $     329           $     443
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities                                                                     $   1,421           $   1,431
                                                                                      ---------           ---------
TOTAL LIABILITIES                                                                         1,421               1,431

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued
     and outstanding (Liquidation value $20,938)                                         20,938              20,889

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares
     issued in 2001 and 2000                                                              8,300               8,300
Additional paid-in capital                                                               91,047              91,096
Surplus                                                                                  30,000              30,000
Accumulated deficit                                                                    (150,234)           (150,130)
Treasury stock, at cost; 54,000 shares in 2001 and 2000                                (  1,143)           (  1,143)
                                                                                      ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   ( 22,030)           ( 21,877)
                                                                                      ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $     329           $     443
                                                                                      =========           =========


          The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)


                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                          2001               2000                2001                2000
                                                          ----               ----                ----                ----
INCOME:
Interest income                                      $            2     $            6     $            10       $          16
Other income                                                     30                 52                 102                 295
                                                     --------------     --------------     ---------------       -------------
TOTAL INCOME                                                     32                 58                 112                 311
                                                     --------------     --------------     ---------------       -------------

EXPENSES:
Salaries and employee benefits                                   38                 46                 123                 134
Net occupancy expense                                             4                  2                   8                   8
Equipment expense, including depreciation                         2                  2                   5                   7
Other expenses                                                   17                 30                  80                 171
                                                     --------------     --------------     ---------------       -------------
TOTAL EXPENSES                                                   61                 80                 216                 320
                                                     --------------     --------------     ---------------       -------------

Income (Loss) from continuing operations before
     income taxes                                   (            29)                      (            104)     (            9)
                                                                                    22)
Income taxes                                                     -0-                -0-                 -0-                 -0-
                                                     --------------     --------------    ----------------       -------------
NET INCOME (LOSS)                                   ($           29)   ($           22)   ($           104)     ($           9)
                                                     ===============    ===============    ===============       =============

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS
                                                    ($          706)   ($          699)   ($       2,135)       ($       2,040)

(LOSS) PER SHARE                                    ($          .08)   ($          .08)   ($         .25)       ($         .25)
                                                     ==============     ==============     ==============        =============

AVERAGE SHARES OUTSTANDING                           $    8,297,046     $    8,297,046     $     8,297,046       $   8,297,046
                                                     ==============     ==============     ===============       =============





          The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  Nine Months Ended September 30, 2001 and 2000
                                ($ in Thousands)
                                   (Unaudited)


                                                          Additional
                                             Common        Paid-In                     Accumulated       Treasury
                                              Stock        Capital        Surplus       (Deficit)          Stock       Total
                                              -----        -------        -------       --------           -----       -----

December 31, 1999                            $8,300        $91,293        $30,000     ($150,101)      ($1,143)      ($21,651)

Net (loss)                                                                            (       9)                    (      9)

Accretion of discount on preferred
     stock, series B                                      (    148)             _                                   (    148)
                                             ------        -------        -------      ---------       ------        -------

September 30, 2000                           $8,300        $91,145        $30,000     ($150,110)      ($1,143)      ($21,808)
                                             ======        =======        =======      ========        ======        =======
December 31, 2000                            $8,300        $91,096        $30,000     ($150,130)      ($1,143)      ($21,877)

Net (loss)                                                                            (     104)                    (    104)

Accretion of discount on preferred
     stock, series B                                      (     49)                                                 (     49)
                                             ------        -------        -------      --------        ------        -------

September 30, 2001                           $8,300        $91,047        $30,000     ($150,234)      ($1,143)      ($22,030)
                                             ======        =======        =======      ========        ======        =======




          The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                ($ In Thousands)
                                   (Unaudited)


                                                             2001      2000
                                                             ----      ----
Operating activities:
Net (loss)                                                  ($ 104)   ($  8)
Adjustments to reconcile net (loss) to net cash (used) by
 operating activities:
   Other, net                                                  18      (33)
                                                            -----    -----
     Net cash (used) by operating activities                (  86)    ( 41)

Investing activities:
Net decrease in investments                                    85       36
Net decrease in loans                                           2        2

     Net cash provided by investing activities                 87       38

Increase (decrease) in cash                                     1      ( 3)

Cash at beginning of period                                     4        7
                                                            -----    -----

Cash at end of period                                       $   5    $   4
                                                            =====    =====









          The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation ("Corporation" or "OSC") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the "Bank" or "Old Stone"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (the "RTC") was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Corporation has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. As of September 30, 2001 the Corporation's business activities included its only surviving subsidiary, Old Stone Securities Company ("Old Stone Securities"), a registered securities broker-dealer which provides brokerage services to retail and institutional clients.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform with the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                                   Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                2001            2000         2001            2000
                                                ----            ----         ----            ----

PRIMARY (LOSS):
Net (loss)                                   ($       29)   ($       22)   ($      104)   ($        9)
Deduct accretion of discount on series B
   preferred stock and preferred dividends           677            677          2,031          2,031
                                             -----------    -----------    -----------    -----------
Net (loss) applicable to common stock        ($      706)   ($      699)   ($    2,135)   ($    2,040)
                                             ===========    ===========    ===========    ===========

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)             ($       29)   ($       22)   ($      104)   ($        9)
Deduct accretion of discount on series B
   preferred stock and preferred dividends           677            677          2,031          2,031
                                             -----------    -----------    -----------    -----------
TOTAL NET (LOSS)                             ($      706)   ($      699)   ($    2,135)   ($    2,040)
                                             ===========    ===========    ===========    ===========

Average shares outstanding                   $ 8,297,046    $ 8,297,046    $ 8,297,046    $ 8,297,046
                                             ===========    ===========    ===========    ===========
PRIMARY (LOSS) PER COMMON SHARE              ($      .08)   ($      .08)   ($      .25)   ($      .25)



NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 2001, cumulative preferred dividends of $25,125,936 ($24.00 per share) had not been declared or paid.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued, it has a net equity deficiency of approximately $22,030,000 at September 30, 2001 and is subject to a number of commitments and contingencies, as follows:

o Management does not expect the operating results of its sole remaining active subsidiary to improve in the near future to a level which would provide significant capital or cash flow to the Corporation from this subsidiary.

o The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

o The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Corporation to be able to meet its redemption obligations unless the Corporation is successful in its litigation against the United States. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.

All of the above create an uncertainty as to the Corporation's ability to continue as a going concern. The consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities include its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients.

Old Stone Securities' loss before taxes was ($85,066) for the nine month period ended September 30, 2001, compared to income of $23,334 for the nine month period ended September 30, 2000.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. During the quarter, the Board of Directors of the Corporation voted to transfer the accounts of Old Stone Securities to a third party in order for the Corporation's Board and Management to devote their attention and resources exclusively on the litigation pending in the U.S. Court of Federal Claims (see Part II, Item 1. Legal Proceedings). This transaction is expected to be consummated in the fourth quarter of 2001.

Liquidity and Capital Resources

At September 30, 2001, the Corporation had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred tock, and a stockholders' deficit of ($22.0) million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($21.8) million at September 30, 2000.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $26,000 for the three month period ended September 30, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a decrease in other income of $22,000 in the 2001 period over the comparable period in 2000. Total income year to date decreased by $199,000 as compared to the same period in 2000. The decrease was primarily attributable to a decrease in other income of $193,000 in the 2001 period over the comparable period in 2000.

Interest income was $2,000 and $6,000 respectively, for the three month periods ended September 30, 2001 and 2000. Other income was $30,000 for the three month period ended September 30, 2001, compared to $52,000 for the three month period ended September 30, 2000.

Total expenses decreased $19,000 for the three month period ended September 30, 2001 as compared to the three month period ended September 30, 2000. The decrease was attributable to a decrease in other expenses of $13,000 of which were primarily legal and professional expenses, over the comparable period in 2000.

Total expenses year to date decreased $104,000 as compared to the same period in 2000, of which were primarily attributable to legal and professional fees.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2001 and 2000
                   ($ in Thousands except for per share data)
                                   (Unaudited)


The Corporation's primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits) were $61,000 for the three month period ended September 30, 2001, compared to $80,000 for the same period in 2000. Operating expenses year to date were $216,000 compared to $320,000 for the same period in 2000.

As a result of the foregoing, the Corporation reported a net loss of ($29,000) for the three month period ended September 30, 2001, compared to net loss of ($22,000) for the same period in 2000.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2001 after the deduction of preferred dividends of $677,000. The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2000 after the deduction preferred dividends of $677,000. No preferred or common dividends have been paid since the second quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date was ($.25) as compared to ($.25) for the same period in 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We discontinued dividends to holders of our Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock"), during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2001 was $25,125,936.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OLD STONE CORPORATION


Date:  November 14, 2001                /s/ Bernard V. Buonanno, Jr.
                                       -----------------------------------------
                                       Bernard V. Buonanno, Jr.
                                       Chairman