Form 10-K
period 2001-12-31
OLD STONE CORP
filed 2002-08-26
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.  For the
         transition period from _______ to ___________.

                          Commission file number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

Rhode Island                                            05-0341273
------------                                            ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Financial Center, 24th Floor, Providence, RI                        02903
------------------------------------------------                        -----
 (Address of Principal Executive Offices)                             (Zip Code)

       Registrant's Telephone Number, Including Area Code: (401) 351-6117

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

         Yes  X                                      No ___
             ----

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

As of the close of business on July 18, 2002, 8,297,046 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:  None.

                                Table of Contents



PART I                                                                       1


Item 1.  Business                                                            1

Item 2.  Properties                                                          3

Item 3.  Legal Proceedings                                                   3

Item 4.  Submission Of Matters To A Vote Of Security Holders                 4


Part II                                                                      5

Item 5.  Market For The Registrant's Common Equity And Related Stockholder
         Matters                                                             5


Item 6.  Selected Financial Data                                             5


Item 7.  Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations                                               7


Item 7A. Quantitative And Qualitative Disclosure About Market Risk           9


Item 8.  Financial Statements And Supplementary Data                         9


Item 9.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure                                                9


Part III                                                                    10


Item 10.  Directors And Executive Officers Of The Registrant                10


Item 11.  Executive Compensation                                            12


Item 12.  Security Ownership Of Certain Beneficial Owners And Management    13


Item 13.  Certain Relationships And Related Transactions                    16


Part IV                                                                     17


Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K  17



Signatures                                                                   1


INDEPENDENT AUDITORS' REPORT                                                 1


CONSOLIDATED BALANCE SHEETS                                                  2


CONSOLIDATED STATEMENTS OF OPERATIONS                                        3


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                        5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   6

                                     PART I

ITEM 1.  BUSINESS

Background

         Old Stone Corporation "we", "us", "our" is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office was, until December 31, 2001, located at 957 Warren Avenue, East Providence, Rhode Island 02914.

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

Significant Subsidiary

         Our only surviving active subsidiary following the Bank Closing was Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients. We transferred all of the accounts associated registered securities broker-dealer business of Old Stone Securities as of December 31, 2001 to Morgan Stanley Dean Witter. Any remaining assets of Old Stone Securities will be liquidated in 2002.

Regulation

         In our its capacity as registered transfer agent for the shares of our $1.00 par value Common Stock ("Common Stock") and our Cumulative Voting Convertible Preferred Stock, Series B ($20 stated value, $1.00 par value) ("Preferred Stock"), we are subject to regulation by the U.S. Securities and Exchange Commission (the "SEC").

         Old Stone Securities was subject to regulation by the SEC, the State of Rhode Island Department of Business Regulation and the National Association of Securities Dealers, Inc.

Employees

         As of December 31, 2001, Old Stone Securities employed one person who has since left our employment. During 2001, this employee and one other employee of Old Stone Securities served as officers of Old Stone Corporation. Beginning January 1, 2002, Old Stone Corporation has selected a new slate of officers and has two part-time employees involved with our stock transfer activities.

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

         According to the Funds' most recent filing, as of May 25, 2001, Manticore had sole voting and dispositive power with respect to 1,606,488 shares of our Common Stock and 299,016 shares of our Preferred Stock; Gotham I had sole voting and dispositive power with respect to 519,650 shares and shared voting and dispositive power with respect to 1,606,488 shares of our Common Stock and sole voting power with respect to 19,650 shares and shared voting and dispositive power with respect to 322,083 shares of our Preferred Stock; Gotham III had sole voting and dispositive power with respect to 55,841 shares, and shared voting and dispositive power with respect to 1,606,488 shares, of our Common Stock and sole voting and sole dispositive power with respect to 3,750 shares of our Preferred Stock and shared voting and dispositive power with respect to 299,016 shares of our Preferred Stock; and Advisors had sole voting and sole dispositive power with respect to 823,858 shares of our Common Stock and 166,664 shares of our Preferred Stock. Gotham Holdings II, L.L.C. had shared voting and dispositive power with respect to 1,606,488 shares of Common Stock and 299,016 shares of Preferred Stock. Gotham Holdings III, L.L. C. had sole voting and sole dispositive power with respect to 83,748 shares of Common Stock and 18,184 shares of Preferred Stock.

ITEM 2.  PROPERTIES

         During 2001, our administrative office and that of Old Stone Securities was located at 957 Warren Avenue, East Providence, Rhode Island. Such office was leased on a month-to-month basis at a per month rental of $850.00 and the lease was terminated as of December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any material pending legal proceedings to which we or Old Stone Securities or any of their respective properties, is a party or was a party during the fourth quarter of the fiscal year ended December 31, 2001, except as noted in the counterclaim discussed below.

         On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, "Business--Background."

         On September 16, 1992, we and the Bank ("Plaintiffs") instituted a suit against the United States ("Defendant") in the U.S. Court of Federal Claims ("Claims Court"). In connection with certain government-assisted acquisitions by Plaintiffs in the 1980s, Defendant (through its agencies the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC")), in exchange for the Bank's purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank's financial statements. Furthermore, we entered into a Net Worth Maintenance Stipulation in which we agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

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

         Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims are separate and distinct from the claims of the Bank. An agency of Defendant, the Federal Deposit Insurance Corporation ("FDIC"), serves as receiver for the Bank and is maintaining the Bank's claims against Defendant. On February 27, 1998, we filed a motion for summary judgment on liability, which the Defendant is opposing. Oral arguments on this motion were heard before a Judge of the Claims Court on May 9, 2002. No ruling has been issued as yet. If our motion for summary judgment is granted, then the Judge will set a date for a hearing on our damages claims. There are several similar cases pending before the Claims Court. Our case is dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of our case can be made at this time.

         On October 17, 1997, Old Stone Corporation and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of accrued fees for legal services rendered by the Firm.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbol OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbols OSTN and OSTNE.OB. At July 15, 2002 there were approximately 40,343 common shareholders of record. High and low stock prices for the last year were:

       2001                                                   High                         Low

       First Quarter                                           .86                         .60
       Second Quarter                                          .90                         .60
       Third Quarter                                          1.00                         .41
       Fourth Quarter                                          .55                         .41

         We discontinued dividends to holders of our Common Stock and Preferred Stock during the third quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $25,754,085 as of December 31, 2001 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

         We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business--Background." Bank operations are not included in 1999, 2000 or 2001 operations. At December 31, 2000 and 2001 our statements of financial condition do not include any assets or liabilities of the Bank.

         Pursuant to the terms of the Preferred Stock, the Corporation was required to begin redeeming one-tenth of the Preferred Stock and to continue such redemption for each of the subsequent nine years until complete. The Corporation did not have sufficient funds as of February, 2002 to begin such redemption and, unless a successful outcome of the Claims Court litigation is achieved, we do not expect to have such funds in future years.

         The following schedule of selected financial information includes the three years ending December 31, 1999, 2000 and 2001.

Fiscal Year Ended:               December 31,     December 31,   December 31,
                                    1999             2000            2001
INCOME:

Interest income                  $        14    $        21    $        11
Other income                             473            353            126
                                 -----------    -----------    -----------
Total income                             487            374            137

EXPENSES:

Interest expense                           0              0              0
Salaries and benefits                    167            175            150
Other operating expenses                 350            228            133
                                 -----------    -----------    -----------
Total expense                            517            403            283

OPERATING (LOSS):

Operating (loss)
before income taxes                      (30)           (29)          (146)
Income taxes (credit)                      0              0              0
                                 -----------    -----------    -----------
NET (LOSS)                               (30)           (29)          (146)

Net loss available to common          (2,739)        (2,738)        (2,708)
  shareholders
Net Loss per share                      (.33)          (.33)          (.33)
Average shares outstanding         8,297,046      8,297,046      8,297,046

ASSETS:
Cash                                       7              4             36
Short-term investments                   156            104             13
Loans receivable, net                     28             25              0
Other assets                             292            310            250
                                 -----------    -----------    -----------

TOTAL                                    483            443            299

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
LIABILITIES:

Long-term debt                             0              0              0
Other liabilities                      1,442          1,431          1,401
                                 -----------    -----------    -----------
Total liabilities                      1,442          1,431          1,401

Redeemable preferred stock            20,692         20,889         20,938
Stockholders' equity (deficit)       (21,651)       (21,877)       (22,040)
                                 -----------    -----------    -----------
                                 $       483    $       443    $       299

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

         As a result of the Bank Closing and the transfer of the accounts of our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provides brokerage services to retail and institutional clients, we have no present business activities. Management has invested, and intends in the future to invest, our assets on a short-term basis.

         Since the Bank Closing, and except for the operation of Old Stone Securities until the transfer of its accounts, our primary expenses have been legal, insurance, accounting and transfer agent expenses. At the end of 1996, we terminated our transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc.

Results for Year Ended December 31, 2001 Compared to Year Ended December 31,
2000.

         Interest income was $11,000 for the year ended December 31, 2001, compared to $21,000 for the year ended December 31, 2000.

         Other income, including securities gains, was $126,000 for the year ended December 31, 2001, compared to $353,000 for the year ended December 31, 2000.

         Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as, the operating expenses of Old Stone Securities. Operating expenses, (including salaries and benefits and excluding interest expense) were $283,000 for the year ended December 31, 2001, compared to $403,00 for the year ended December 31, 2000.

         Salaries and benefits for the year ended 2001 were $150,000 compared to $175,000 for 2000.

         Old Stone Securities' income (loss) before income taxes was $(107,836) for the year ended December 31, 2001, compared to $13,262 for the year ended December 31, 2000. We reported a net loss of $146,000 for the year ended December 31, 2001 compared to a net loss of $29,000 for the year ended December 31, 2000.

         The loss per share was $.33 for the year ended December 31, 2001 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.33 for the year ended December 31, 2000 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $25,754,085) as of December 31, 2001) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2000 Compared to Year Ended December 31,
1999.

         Interest income was $21,000 for the year ended December 31, 2000, compared to $14,000 for the year ended December 31, 1999.

         Other income, including securities gains, was $353,000 for the year ended December 31, 2000, compared to $473,000 for the year ended December 31, 1999.

         Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as, the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $403,000 for the year ended December 31, 2000, compared to $517,000 for the year ended December 31, 1999.

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

         The loss per share was $.33 for the year ended December 31, 2000 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. The loss per share was $.33 for the year ended December 31, 1999 after the deduction of preferred dividends and amortization of original issue discount of $2.7 million. No preferred or common dividends have been paid since the second quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $23,241,491 as of December 31, 2000) on the Preferred Stock dividends is paid in full.

Liquidity and Capital Resources

         At December 31, 2001, we had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder's deficit of $22.0 million, compared to $.4 million in assets, $1.4 million in total liabilities, $21.8 million in redeemable preferred stock and stockholders' deficit of $20.8 million at December 31, 2000.

         Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements for the year ended December 31, 2001 are filed as Exhibit 99 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning our directors. In December, 2001, A. Michael Marques was elected by the Board to serve as an interim Director until the next meeting of shareholders for the purpose of electing directors. (See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of our Preferred Stock to elect 20% of our directors).

         The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.

               Name                     Age            Principal Occupation         Director Since

Howard W. Armbrust                      74          Retired former Chairman,           1974
                                                    Vargas Manufacturing
                                                    (jewelry manufacturer)

Bernard V. Buonanno, Jr.                64          Partner, Edwards & Angell,        1979
                                                    LLP (law firm); Partner,
                                                    Riparian Partners
                                                    (investment firm);
                                                    Director, A.T. Cross Company

Robert E. DeBlois                       68          Retired former Chairman of        1974
                                                    DB Companies, Inc. and its
                                                    subsidiaries (gasoline and
                                                    convenience store chain)

Thomas P. Dimeo                         71          Chairman,  The  Dimeo  Group      1974
                                                    of  Companies  (construction
                                                    industry)

Thomas F. Hogg                          54          Chief Financial Officer,          1997
                                                    R.I. Housing & Mortgage
                                                    Finance Corporation (state
                                                    chartered housing finance
                                                    agency)

Beverly E. Ledbetter                    58          Vice President and General        1981
                                                    Counsel, Brown University

Winfield W. Major                       54          General Counsel and               1997
                                                    Secretary
                                                    Bacou-Dalloz USA, Inc.
                                                    since June 29, 1998 (safety
                                                    products manufacturing
                                                    company); prior to June 29,
                                                    1998 counsel, Edwards &
                                                    Angell, LLP (law firm)

A. Michael Marques                      55          Senior Vice President, 1st        2001
                                                    Trade Union Bank since June
                                                    1999 (banking institution);
                                                    prior to June, 1999,
                                                    President, Geneva Business
                                                    Bank (banking institution)

James V. Rosati                         52          Consultant, Cookson               1997*
                                                    America, Inc. (since 2001);
                                                    prior to 2001, Chief
                                                    Executive Officer,
                                                    Telecommunications Sector,
                                                    Plastics Division, Cookson
                                                    Group plc; Senior Vice
                                                    President, Cookson America,
                                                    Inc. (industrial
                                                    manufacturing company)

Alfred J. Verrecchia                    59          President and Chief               1987
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

Compensation of Board of Directors

         For the fiscal year ended December 31, 2001, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that the Corporation were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 73 meetings of the Board or Committees thereof, including nine such meetings in 2001.

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

Amount and Nature of Beneficial Ownership of Common Stock (1)

                                         Sole Voting      Shared           Sole        Shared Dispositive        Percent of
Name and Address of Beneficial Owner        Power      Voting Power     Dispositive           Power             Outstanding
                                                                           Power                                   Stock

Manticore  Properties,  LLC (2)            519,650       1,606,488        519,650           1,606,488             24.98%
Gotham Partners, L.P.
Gotham Partners III, L.P.
Gotham Holding II, L.L.C.
110 East 42nd Street
18th Floor
New York, NY  10017

Gotham                                     823,858                        823,858                                   9.8%
International Advisors, LLC (3)
(same as above)

Gotham Holdings, III, L.L.C.                83,748                         83,748                                  1.01%
("Holdings III")


(1) This information with respect to beneficial ownership is based upon information obtained by us as of May 25, 2001 from Manticore Properties, LLC as filed with the SEC on Schedule 13D.

(2) Manticore Properties, LLC also has sole voting and sole dispositive power with respect to 23,067 shares of Preferred Stock and 299,016 shares of Preferred Stock, which it shares with Gotham I, Gotham III and Holdings II, L.L.C., and which are convertible into 199,344 shares of Common Stock.

(3) Advisors also has sole voting and sole dispositive power with respect to 166,664 shares of Preferred Sock, which are convertible into 111,109 shares of Common Stock.

(4) Gotham Holdings, III, L.L.C. also has sole voting and sole dispositive power with respect to 18,184 shares of Preferred Sock, which are convertible into 12,123 shares of Common Stock.

Security Ownership of Directors

         The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2001. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. An asterisk in the column listing the percentage of securities beneficially owned indicates the person owns less than one percent.

Name of Beneficial Owner                              Number of Shares                    Percent of Outstanding
                                                      Beneficially Owned                  Common Stock

Howard W. Armbrust                                       2,000                                *
Bernard V. Buonanno, Jr.                                 4,613                                *
Robert E. DeBlois                                        4,742                                *
Thomas P. Dimeo                                         11,000 (1)                            *
Thomas F. Hogg                                          16,916.107                            *
Beverly E. Ledbetter                                       133                                *
Winfield W. Major                                       18,538.449                            *
A. Michael Marques                                      12,907                                *
James V. Rosati                                         13,178.012 (2)                        *
Alfred J. Verrecchia                                     1,525                                *
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

         Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees paid to Edwards & Angell, LLP during 2001 did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)
                  (1) The following consolidated financial statements and report of independent accountants of the Corporation and subsidiaries are filed as Exhibit 99 to this report.

                  Consolidated Balance Sheets - December 31, 2001 and 2000

                  Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flow - Years ended December 31, 2001, 2000 and 1999

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

                           None

         (c)      Exhibit  Index.  The  following   exhibits  to  this  Annual
                  Report on Form 10-K are hereby incorporated by reference herein:

                               Exhibit

                  (21) Incorporated by reference to Exhibit 21 our Form 10-K filed April 21, 2000

                  (99) Consolidated Financial Statements for Old Stone Corporation for the years ended
                           December 31, 2001, 2000 and 1999

         (d)      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        OLD STONE CORPORATION
                                                        (Registrant)


August 23, 2002                                By:  /s/ Bernard V. Buonnano, Jr.
                                                    ----------------------------
                                                    Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July ___, 2002.
--------------------------------------------------------------------------------

/s/ Howard W. Armbrust                                   Director
----------------------------
Howard W. Armbrust

/s/ Bernard V. buonanno, Jr.                             Director and Chairman
----------------------------
Bernard V buonanno, Jr.

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

/s/ Thomas P. Dimeo                                      Director
----------------------------
Thomas P. Dimeo

/s/ Thomas F. Hogg                                       Director
----------------------------
Thomas F. Hogg

/s/ Beverly E. Ledbetter                                 Director
----------------------------
Beverly E. Ledbetter

/s/ Winfield W. Major                                    Director
----------------------------
Winfield W. Major

/s/ A. Michael Marques                                   Director
----------------------------
A. Michael Marques

/s/ James V. Rosati                                      Director and President
----------------------------
James V. Rosati

/s/ Alfred J. Verrecchia                                 Director
----------------------------
Alfred J. Verrecchia