Form 10-Q
period 2002-03-31
OLD STONE CORP
filed 2005-06-24
CIK 74273

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 2002

or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of ________________ to
     ___________________

Commission File Number 0-8016

                              OLD STONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Rhode Island                          05-0341273
 -------------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or  organization)

              2400 Financial Plaza
            Providence, Rhode Island                       02903
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)              Zip Code

                                 (401) 351-6117
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

* Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:                             No:  X

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2002: 8,297,046.238.

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

                              OLD STONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                                 March 31,   December 31,
                                                                                   2002          2001
                                                                                   ----          ----

ASSETS                                                                           Unaudited

Cash                                                                             $      42    $      36
Short-term investments                                                                   0           13
Loans (net of reserve for loan losses of $29 in 2001 and in 2000)                        0            0
Other assets                                                                           275          250
                                                                                 ---------    ---------

TOTAL ASSETS                                                                     $     317    $     299
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities                                                                $   1,432    $   1,401
                                                                                 ---------    ---------

TOTAL LIABILITIES                                                                $   1,432    $   1,401

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares
     authorized, issued and outstanding (Liquidation value $20,938)                 20,940       20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized;
     8,351,046 shares issued in 2002 and 2001                                        8,300        8,300
Additional paid-in capital                                                          91,079       91,079
Surplus                                                                             30,000       30,000
Accumulated deficit                                                               (150,288)    (150,276)
Treasury stock, at cost; 54,000 shares in 2002 and 2001                             (1,143)      (1,143)
                                                                                 ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (22,052)     (22,040)
                                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $     317    $     299
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

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ In Thousands except for per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       2002         2001
                                                       ----         ----

INCOME:
Interest income                                  $         0    $         4
Other income                                               1             37
                                                 -----------    -----------
TOTAL INCOME                                               1             41
                                                 -----------    -----------

EXPENSES:
Salaries and employee benefits                             0             46
Net occupancy expense                                      0              3
Equipment expense, including
  depreciation                                             0              2
Other expenses                                            13             29
                                                 -----------    -----------
TOTAL EXPENSES                                            13             80
                                                 -----------    -----------

Income (Loss) from continuing
  operations before income taxes                 (        12)   (       39)
Income taxes                                              -0-           -0-
                                                 -----------    -----------
NET INCOME (LOSS)
                                                 ($       12)   ($      39)
                                                 ===========    ===========

NET (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                   ($      640)   ($     716)

(LOSS) PER SHARE                                 ($      .08)   ($     .09)
                                                 ===========    ===========
AVERAGE SHARES OUTSTANDING
                                                   8,297,046     8,297,046
                                                 ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   Three Months Ended March 31, 2002 and 2001
                                ($ in Thousands)
                                   (Unaudited)

                                           Additional
                               Common       Paid-In                 Accumulated   Treasury
                                Stock       Capital     Surplus      (Deficit)      Stock       Total
                             ------------ -----------  ----------   ------------ -----------  ----------

December 31, 2000            $   8,300    $  91,096    $  30,000    ($150,130)   ($  1,143)   ($ 21,877)

Net (loss)                                             (      39)                             (      39)

Accretion of discount on
 preferred stock, series B                (      49)        --                                (      49)
                             ---------    ---------    ---------    ---------    ---------    ---------
March 31, 2001               $   8,300    $  91,047    $  30,000    ($150,169)   ($  1,143)   ($ 21,965)
                             =========    =========    =========    =========    =========    =========
December 31, 2001
                             $   8,300    $  91,079    $  30,000    ($150,276)   ($  1,143)   ($ 22,040)

Net (loss)                                                          (      12)                (      12)

Accretion of discount on
 preferred stock, series B                (       0)                                          (       0)
                             ---------    ---------    ---------    ---------    ---------    ---------
March 31, 2002
                             $   8,300    $  91,079    $  30,000    ($150,288)   ($  1,143)   ($ 22,052)
                             =========    =========    =========    =========    =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                ($ In Thousands)
                                   (Unaudited)

                                                          2002   2001
                                                          ----   ----

Operating activities:
Net (loss)                                               ($ 12)  ($ 39)
Adjustments to reconcile net (loss) to net cash (used)
     by operating activities:
Other, net                                                   5   (   6)
                                                          ----   ----

     Net cash (used) by operating activities              (  7)  (  45)

Investing activities:
Net decrease in investments                                13      45
Net decrease in loans                                       0       0

     Net cash provided by investing activities             13      45

Increase (decrease) in cash                                 6       0

Cash at beginning of period                                36       4
                                                         -----   ----

Cash at end of period                                    $ 42    $  4
                                                         =====   ====


         The accompanying notes are an integral part of the consolidated financial statements.

                              OLD STONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation ("Corporation" or "OSC") was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries ("Bank" or "Old Stone"). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury ("OTS") placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank ("Old Stone Federal") to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation ("RTC") was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Corporation has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001, the Corporation's business activities included its only surviving subsidiary, Old Stone Securities Company ("Old Stone Securities"), a registered securities broker-dealer which provided brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Corporation has no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                   ($ in Thousands except for per share data)
                                   (Unaudited)

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

                                               Three Months Ended
                                                    March 31,
                                                2002           2001
                                            ------------   ------------

PRIMARY (LOSS):
Net (loss)                                  ($       12)   ($       39)
Deduct accretion of discount on series B
  preferred stock and preferred dividends           628            677
                                            -----------    -----------
Net (loss) applicable to common stock
                                            ($      640)   ($      716)
                                            ===========    ===========

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)            ($       12)   ($       39)
Deduct accretion of discount on series B
  preferred stock and preferred dividends           628            677
                                            -----------    -----------
TOTAL NET (LOSS)
                                            ($      640)   ($      716)
                                            ===========    ===========

Average shares outstanding                    8,297,046      8,297,046
                                            ============    ===========
PRIMARY (LOSS) PER COMMON SHARE             ($      .08)   ($      .09)


NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991,  the  annual  dividend  of $2.40 per share of the  Preferred
Series B stock was suspended. As of March 31, 2002, cumulative preferred dividends of $26,382,232.80 ($25.20 per share) had not been declared or paid.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                   ($ in Thousands except for per share data)
                                   (Unaudited)

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued, it has a net equity deficiency of approximately $22,052,000 at March 31, 2002 and is subject to a number of commitments and contingencies, as follows:

o The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

o The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Corporation to be able to meet its redemption obligations unless the Corporation is successful in its litigation against the United States. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 and the Corporation's Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Corporation's ability to continue as a going concern. The consolidated financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                   ($ in Thousands except for per share data)
                                   (Unaudited)

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. Management's principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At March 31, 2002, the Corporation had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.1) million, compared to $.5 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($21.8) million at March 31, 2001.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $40,000 for the three-month period ended March 31, 2002 as compared to the same period in 2001. This decrease was primarily attributable to a decrease in other income of $36,000 in the 2002 period over the comparable period in 2001, primarily a result of the closing of Old Stone Securities on December 31, 2001.

Interest income was $0 and $4,000 respectively, for the three-month periods ended March 31, 2002 and 2001. Other income was $1,000 for the three-month period ended March 31, 2002, compared to $37,000 for the three-month period ended March 31, 2001. The decrease was primarily attributable to the closing of Old Stone Securities on December 31, 2001.

Total expenses decreased $67,000 for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. The decrease was attributable to the elimination of $46,000 in salaries and employee benefits and a decrease in other expenses of $16,000, primarily legal and professional expenses, over the comparable period in 2001.

                              OLD STONE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                   ($ in Thousands except for per share data)
                                   (Unaudited)

The Corporation's primary operating expenses have been legal and accounting expenses. Operating expenses were $13,000 for the three-month period ended March 31, 2002, compared to $29,000 for the same period in 2001. In 2001, operating expenses of Old Stone Securities (including salaries and benefits) were part of the Corporation's total operating expenses. Old Stone Securities was closed as of December 31, 2001.

As a result of the foregoing, the Corporation reported a net loss of ($12,000) for the three-month period ended March 31, 2002, compared to net loss of ($39,000) for the same period in 2001.

The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2002 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.09) for the three-month period ended March 31, 2001 after the deduction preferred dividends of $677,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full.

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant filed a counterclaim against the Corporation for alleged breach of the Corporation's net worth maintenance agreement. The Corporation filed an answer denying such counterclaim.

Following the Bank Closing, the Bank's claims and the claims of the Corporation were split into two separate actions. The Corporation's claims are separate and distinct from the claims of the Bank. An agency of the Defendant served as Receiver for the Bank and maintained the Bank's claims against the Defendant until a settlement was reached in 2003, according to which the Bank's claims were dismissed from the litigation.

On February 27, 1998, the Corporation filed a motion for summary judgment which the Defendant opposed. This motion was denied by the Court in May of 2003 and the matter set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert Hodges issued a decision on November 18, 2004 awarding the Corporation $192.5 million. The defendant has appealed this decision to the U.S. Federal Circuit Court of Appeals, where the matter is currently pending.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case may be dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

For the most recent information on this litigation, please refer to the Corporation's Report on Form 8-K filed November 22, 2004.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Corporation's directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2002 was $26,382,232.80 and as of March 31, 2005 was $33,920,013.60.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of its President and Treasurer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company's management, with the participation of its President and Treasurer, has evaluated whether any change in the Company's internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the President and Treasurer have concluded that there has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 6.   EXHIBITS

Exhibit
Number    Description of Exhibit

31.1 Principal Executive Officer--Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer--Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Principal     Executive     Officer    and     Principal     Financial
          Officer--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OLD STONE CORPORATION




Date:  June 24, 2005                   /s/ James V. Rosati
                                       -----------------------------------------
                                       James V. Rosati
                                       President