Form 10-Q
period 2002-06-30
OLD STONE CORP
filed 2005-06-30
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of _______________ to ________________

Commission File Number 0-8016

OLD STONE CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island	05-0341273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 Financial Plaza
Providence, Rhode Island	02903
(Address of Principal Executive Office	Zip Code

(401) 351-6117
(Registrant’s Telephone Number, Including Area Code)

*

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:                         No:X

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of June 30, 2002: 8,297,046.238.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	June 30, 2002	December 31, 2001

	Unaudited

ASSETS
Cash	$22	$36
Short-term investments	0	13
Loans (net of reserve for loan losses of $29 in 2002 and in 2001)
	0	0
Other assets	276	250

TOTAL ASSETS	$298	$299

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Other Liabilities	$1,421	$1,401

TOTAL LIABILITIES	1,421	1,401

REDEEMABLE PREFERRED STOCK

Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares authorized; [8,351,046 shares issued in 2001 and 2000]	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,297)	(150,276)
Treasury stock, at cost; 54,000 shares in 2002 and 2001	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,062)	(22,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$298	$299

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001

($ in Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

INCOME

Interest income	$0	$4	$0	$8
Other income	1	35	2	72
TOTAL INCOME	1	39	2	80

EXPENSES:
Salaries and employee benefits	0	39	0	85
Net occupancy expense	0	1	0	4
Equipment expenses, including depreciation	0	1	0	3
Other expenses	11	34	24	63
TOTAL EXPENSES	11	75	24	155

Income (loss) from continuing operations before income taxes	(9)	(36)	(21)	(75)
Income taxes	0	-0-	0	-0-
NET INCOME (LOSS)	($9)	($36)	$(21)	($75)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	637)	(713)	(1,277)	(1,429)

(LOSS) PER SHARE	($.08)	($.08)	($.15)	($.17)

AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2002 and 2001

($ In Thousands)

(Unaudited)

			Additional
	Common Stock	Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2000	$8,300	$91,096	$30,000	($150,130)	($1,143)	($21,877)

Net income				(75)		(75)
Accretion of discount on preferred stock, series B		(49)				(49)

June 30, 2001	$8,300	$91,047	$30,000	($150,205)	($1,143)	($22,001)

December 31, 2001	$8,300	$91,079	$30,000	($150,276)	($1,143)	($22,040)
				(21)		(21)
Net (loss)
Accretion of discount on preferred stock, series B		0				0

June 30, 2002	$8,300	$91,079	$30,000	($150,297)	($1,143)	($22,062)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

($ In Thousands)

(Unaudited)

	2002	2001

Operating activities:
Net income (loss)	($21)	($75)
Adjustments to reconcile net (loss) to net cash provided	(6)	-0-
(used) by operating activities: Other, net

Net cash provided (used) by operating activities		(75)
Investing activities: Net (increase) in investments	13	69
Net (increase) decrease in loans	0	2
Net cash (used) by investing activities	13	71

Increase (decrease) in cash	(14)	(4)

Cash at beginning of period	36	4

Cash at end of period	$22	$0

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2002 and 2001

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (The “Company” or “OSC”) was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the “Bank” or “Old Stone”). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”) placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”) to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (the “RTC”) was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001 the Company’s business activities included its only surviving subsidiary, Old Stone Securities Company (“Old Stone Securities”), a registered securities broker-dealer which provided brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Company has had no operations other than management of the Claims Court Litigation (see Part II. Item1.Legal Proceedings).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
PRIMARY (LOSS):
Net income (loss)	($9)	($36)	($21)	($75)
Deduct accretion of discount on
series B preferred stock and preferred dividends	628	677	1,256	1,354
Net (loss) applicable to common	($637)	($713)	($1,277)	($1,429)

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued
operations	($9)	($36)	($21)	($75)
Deduct accretion of discount on	628	677	1,256	1,354
series B preferred stock and preferred dividends
TOTAL NET (LOSS)	($637)	($713)	($1,277)	($1,429)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

PRIMARY (LOSS) PER
COMMON SHARE	($.08)	($.08)	($.15)	($.17)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2002, cumulative preferred dividends of $27,010,381.20 ($25.80 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,062,000 at June 30, 2002 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001 and the Company’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company’s present business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities Company, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

Management has invested, and intends in the future to invest, the Company’s assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At June 30, 2002, the Corporation had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ deficit of ($22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of ($22.0) million at December 31, 2001.

The Corporation’s assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation’s current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $38,000 for the three-month period ended June 30, 2002 as compared to the same period in 2001. This decrease was primarily attributable to a decrease in other income of $34,000 in the 2002 period over the comparable period in 2001, primarily attributable to the closing of Old Stone Securities. Total income year to date decreased by $78,000 as compared to the same period in 2001. The decrease was primarily attributable to a decrease in other income of $70,000 in the 2002 period over the comparable period in 2001, which was primarily a result of the closing of Old Stone Securities on December 31, 2001.

Interest income was $0 and $4,000 respectively, for the three-month period ended June 30, 2002 and 2001. Other income was $1,000 for the three-month period ended June 30, 2002, compared to $35,000 for the three-month period ended June 30, 2001. The decrease was primarily attributable to the closing of Old Stone Securities on December 31, 2001.

Total expenses decreased $64,000 for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001. The decrease was attributable to a decrease in salaries and other benefits of $39,000 and in other expenses of $23,000, which were primarily legal and professional expenses, over the comparable period in 2001.

Total expenses year to date decreased $131,000 as compared to the same period in 2001, which were primarily attributable to the elimination of $85,000 in salaries and employee benefits and a decrease in other expenses of $39,000 over the comparable period in 2001.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

The Company’s primary operating expenses have been legal and accounting expenses as well as the operating expenses of Old Stone Securities Company (through December 31, 2001). Operating expenses were $0 for the three-month period ended June 30, 2002, compared to $2,000 for the same period in 2001. Operating expenses year to date were $0 compared to $7,000 for the same period in 2001.

As a result of the foregoing, the Company reported a net loss of ($9,000) for the three -month period ended June 30, 2002, compared to ($36,000) for the same period in 2001. The net loss year to date was $24,000 compared to $155,000 for the same period in 2001.

The loss per share available for common stockholders was ($.08) for the three-month period ended June 30, 2002 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended June 30, 2001 after the deduction of preferred dividends of $677,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay such dividends in the future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred Stock dividends is paid in full. Total loss per share year to date, was ($.15) as compared to ($.17) for the same period in 2001.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 16, 1992, the Company and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims. In connection with certain government assisted acquisitions by Plaintiffs in the 1980’s, the Defendant (through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”) in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s regulatory financial statements. Furthermore, the Company entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs’ property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant filed a counterclaim against the Company for alleged breach of the Company’s net worth maintenance agreement. The Company filed an answer denying such counterclaim.

Following the Bank Closing, the Bank’s claims and the claims of the Company were split into two separate actions. The Company’s claims are separate and distinct from the claims of the Bank. An agency of the Defendant served as Receiver for the Bank and maintained the Bank’s claims against the Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed from the litigation.

On February 27, 1998, the Company filed a motion for summary judgment which the Defendant opposed. The Motion was denied by the Court in May of 2003 and the matter was set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert Hodges issued a decision on November 18, 2004 awarding the Company $192.5 million. The defendant has appealed this decision to the U.S. Federal Circuit Court of Appeals, where the matter is currently pending.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case may be dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company’s case can be made at this time.

For the most recent information on this litigation, please refer to the Company’s Report on Form 8-K filed November 22, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2002 was $27,010,381.20 and as of June 30, 2005 was $34,548,162.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Treasurer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the President and Treasurer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company’s management, with the participation of its President and Treasurer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the President and Treasurer have concluded that there has been no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: June 30, 2005

/s/ James V. Rosati____________________

James V. Rosati

President

- 14 -