Form 10-Q
period 2002-09-30
OLD STONE CORP
filed 2005-06-30
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of ________________ to ___________________

Commission File Number 0-8016

OLD STONE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Rhode Island	05-0341273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2400 Financial Plaza Providence, Rhode Island	02903
(Address of Principal Executive Offices)	Zip Code
(401) 351-6117
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

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2002: 8,297,046,238.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	September 30, 2002	December 31, 2001

ASSETS	Unaudited

Cash	$8	$36
Short-term investments	0	13
Loans (net of reserve for loan losses of $29 in 2001 and in 2000)	0	0
Other assets	280	250

TOTAL ASSETS	$288	$299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,425	$1,401

TOTAL LIABILITIES	$1,425	$1,401

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2002 and 2001	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,311)	(150,276)
Treasury stock, at cost; 54,000 shares in 2002 and 2001	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,076)	(22,040)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$288	$299

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

INCOME:
Interest income	$0	$2	$0	$10
Other income	1	30	3	102

TOTAL INCOME	1	32	3	112

EXPENSES:
Salaries and employee benefits	0	38	0	123
Net occupancy expense	0	4	0	8
Equipment expense, including depreciation	0	2	0	5
Other expenses	15	17	38	80
TOTAL EXPENSES	15	61	38	216

Income (Loss) from continuing operations before income taxes	(14	(29)	(35)	(104)
Income taxes	0	0	0	0
NET INCOME (LOSS)	($14)	($29)	($35)	($104)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($642)	($706)	($1,919)	($2,135)

(LOSS) PER SHARE	($.08)	($.08)	($.23)	($.25)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2002 and 2001

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2000	$8,300	$91,096	$30,000	($150,130)	($1,143)	($21,877)

Net (loss)				(104)		(104)

Accretion of discount on preferred stock, series B		(49)				(49)

September 30, 2001	$8,300	$91,047	$30,000	($150,234)	($1,143)	($21,030)
December 31, 2001	$8,300	$91,079	$30,000	($150,276)	($1,143)	($22,040)

Net (loss)				(35)		(35)

Accretion of discount on preferred stock, series B		0				0
September 30, 2002	$8,300	$91,079	$30,000	($150,311)	($1,143)	($22,076)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001

($ In Thousands)

(Unaudited)

	2002	2001

Operating activities:
Net (loss)	($35)	($104)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	(6)	18

Net cash (used) by operating activities	(41)	(86)

Investing activities:
Net decrease in investments	13	85
Net decrease in loans	0	2

Net cash provided by investing activities	13	87

Increase (decrease) in cash	(28)	1

Cash at beginning of period	36	4

Cash at end of period	$8	$5

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001

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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company ("Old Stone Securities"), a registered securities broker-dealer which provides brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Company has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

PRIMARY (LOSS):
Net (loss)	($14)	($29)	($35)	($104)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	677	1,884	2,031
Net (loss) applicable to common stock	($642)	($706)	($1,919)	($2,135)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($14)	($29)	($35)	($104)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	677	1,884	2,031
TOTAL NET (LOSS)	($642)	($706)	($1,919)	($2,135)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.23)	($.25)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 2002, cumulative preferred dividends of $27,638,529.60 ($26.40 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,076,000 at September 30, 2002 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 2001 and the Company’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company's business activities through December 31,2001 included its only significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (see Part II, Item 1. Legal Proceedings).

Liquidity and Capital Resources

At September 30, 2002, the Company had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.0) million at September 30, 2001.

The Company's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $31,000 for the three-month period ended September 30, 2002 as compared to the same period in 2001. This decrease was primarily attributable to a decrease in other income of $29,000 in the 2002 period over the comparable period in 2001, primarily attributable to the closing of Old Stone Securities. Total income year to date decreased by $109,000 as compared to the same period in 2001. The decrease was primarily attributable to a decrease in other income of $99,000 in the 2002 period over the comparable period in 2001, primarily attributable to the closing of Old Stone Securities.

Interest income was $0 and $2,000 respectively, for the three-month periods ended September 30, 2002 and 2001. Other income was $1,000 for the three-month period ended September 30, 2002, compared to $30,000 for the three-month period ended September 30, 2001. The decrease was primarily attributable to the closing of Old Stone Securities on December 31, 2001.

Total expenses decreased $46,000 for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001. The decrease was attributable to the elimination of salary and employee benefits of $38,000 and a decrease in other expenses of $2,000, primarily legal and professional expenses, over the comparable period in 2001.

Total expenses year to date decreased $178,000 as compared to the same period in 2001, primarily attributable to the closing of Old Stone Securities and legal and professional fees.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001

($ in Thousands except for per share data)

(Unaudited)

Operating expenses were $0 for the three-month period ended September 30, 2002, compared to $6,000 for the same period in 2001. Operating expenses year to date were $0 compared to $13,000 for the same period in 2001.

As a result of the foregoing, the Company reported a net loss of ($14,000) for the three- month period ended September 30, 2002, compared to net loss of ($29,000) for the same period in 2001.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2002 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended September 30, 2001 after the deduction preferred dividends of $677,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date was ($.23) as compared to ($.25) for the same period in 2001.

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The

Defendant filed a counterclaim against the Company for alleged breach of the Company's net worth maintenance agreement. The Company filed an answer denying such counterclaim.

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

There are several similar cases pending before the U.S. Court of Federal Claims. The Company’s case may be dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company's case can be made at this time.

For the most recent information on this litigation, please refer to the Company’s Report on Form 8-K filed November 22, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2002 was $27,638,529.60 and as of June 30, 2005, the arrearage was $34,548,162.

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

OLD STONE CORPORATION

Date: June 30, 2005	\s\ James V. Rosati

James V. Rosati

President

- 13 -