Form 10-K
period 2002-12-31
OLD STONE CORP
filed 2005-07-11
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

Commission file number 08016

OLD STONE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Rhode Island	050341273
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

2400 Financial Plaza, Providence, RI	02903
(Address of Principal Executive Offices)	(Zip Code)

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

Yes	No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 19K or any amendments to this Form 10-K.         ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2005 was $26,135,694. See Item 5.

As of the close of business on July 7, 2005, 8,297,046 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Background

Old Stone Corporation "we", "us", "our" is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office was, until December 31, 2001, located at 957 Warren Avenue, East Providence, Rhode Island 02914, when it moved to the present location at 2400 Financial Plaza, Providence, Rhode Island 02903.

On January 29, 1993, the Office of Thrift Supervision ("OTS") declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States ("Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver ("Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank ("Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of new officers on March 8, 1993 who have served since that time. See Item 10 below, "Directors and Executive Officers of the Registrant." We and the Bank have instituted a suit against the United States in connection with the Bank Closing (“Claims Court Litigation”). See Item 3 "Legal Proceedings" below.

As a result of the receivership of the Bank, we have undergone material changes in the nature of our business and we are no longer operating as a unitary savings and loan holding company. Until December 31, 2001, we held an equity interest in Old Stone Securities Company ("Old Stone Securities"), our only Significant Subsidiary. See "Significant Subsidiary" below. Old Stone Securities was closed as of that date and thereafter we have had no operations other than management of the Claims Court Litigation. See Item 3 “Legal Proceedings”. We have no equity interest in any other significant entity.

Significant Subsidiary

Our only surviving active subsidiary following the Bank Closing was Old Stone Securities, a registered securities brokerdealer which provided brokerage services to retail and institutional clients. We transferred all of the accounts associated with the registered securities broker-dealer business of Old Stone Securities as of December 31, 2001 to Morgan Stanley Dean Witter. Any remaining assets of Old Stone Securities were liquidated in 2002.

Regulation

In our capacity as registered transfer agent for the shares of our $1.00 par value Common Stock ("Common Stock") and our Cumulative Voting Convertible Preferred Stock, Series B $20 stated value, $1.00 par value ("Preferred Stock"), we are subject to regulation by the U.S. Securities and Exchange Commission ("SEC").

Employees

As of December 31, 2001, we employed one person as a part-time consultant who handles our stock transfer activities.

Recent Developments

On May 5, 2003, Manticore Properties II, L.P. (“Manticore II”) sent a letter to our shareholders offering to purchase in cash up to 3,813,591 shares of our Common Stock for $1.00 per share and up to 478,080 shares of our Preferred Stock for $10.00 per share. Based on subsequent filings with the SEC by Manticore II, during the tender offer period, Manticore II purchased approximately 253,256 shares of Common Stock and 38,502 shares of Preferred Stock that were tendered by our shareholders at those prices.

Subsequent to that time, according to filings by Manticore and Manticore II and their affiliates (Mantpro, LLC, Gotham I, Gotham Partners III, L.P., Gotham International Advisors, L.L.C., Gotham Holdings II, LLC, Gotham Holdings III, L.L.C., William A. Ackman and David P. Berkowitz (collectively, "Funds")), the Funds have continued to purchase shares of the Common Stock and the Preferred Stock in the open market.

According to the Funds' most recent filing, as of November 16, 2004, Manticore had sole voting and dispositive power with respect to 1,407,144 shares of our Common Stock and 299,016 shares of our Preferred Stock; Manticore II had sole voting and dispositive power with respect to 455,203 shares of our Common Stock and 80,188 shares of our Preferred Stock; Mantpro had shared voting and dispositive power with respect to 455,203 shares of our Common Stock and 80,188 shares of our Preferred Stock; Gotham I had sole voting and dispositive power with respect to 564,388 shares, and shared voting and dispositive power with respect to 1,407,144 shares, of our Common Stock and sole voting power with respect to 27,428 shares and shared voting and dispositive power with respect to 299,016 shares of our Preferred Stock; Gotham Partners III had sole voting and dispositive power with respect to 56,278 shares, and shared voting and dispositive power with respect to 1,407,144 shares, of our Common Stock and sole voting and sole dispositive power with respect to 3,946 shares of our Preferred Stock and shared voting and dispositive power with respect to 299,016 shares of our Preferred Stock; Advisors had sole voting and sole dispositive power with respect to 724,661 shares of our Common Stock and 167,915 shares of our Preferred Stock; Gotham Holdings II had shared voting and dispositive power with respect to 1,407,144 shares of Common Stock and 299,016 shares of Preferred Stock; Gotham Holdings III had sole voting and sole dispositive power with respect to 71,625 shares of Common Stock and 18,184 shares of Preferred Stock; Ackman had shared voting and dispositive power with respect to 3,279,249 shares of Common Stock and

593,547 shares of Preferred Stock; and Berkowitz had shared voting and dispositive power with respect to 2,824,046 shares of Common Stock and 516,489 shares of Preferred Stock.

ITEM 2.	PROPERTIES

During 2002, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2002, except as noted in the counterclaim discussed below.

On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, "Business-Background."

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation and unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which the Defendant has been unjustly enriched. Defendant filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We filed an answer denying the allegations in such counterclaim.

Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims are separate and distinct from the claims of the Bank. An agency of Defendant, the Federal Deposit Insurance Corporation ("FDIC"), served as receiver for the Bank and maintained the Bank's claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. On February 27, 1998, we filed a motion for summary judgment on liability, which the Defendant opposed. This motion was denied by the Court in May of 2003 and the matter set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert Hodges issued a decision on November 18, 2004 awarding the Company $192.5 million. The defendant received no award on its counterclaim against the Company. The Defendant has appealed this decision to the U.S. Federal Circuit Court of Appeals, where the matter is currently pending.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case may be dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company's case can be made at this time.

On October 17, 1997, Old Stone Corporation and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm. Accrued and unpaid fees through May 2005 were slightly in excess of $8 million. After payment of all accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by us in the Litigation.

In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement we receive from the pending lawsuit. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, we granted to the Firm a first priority security interest in and to the litigation with the United States and any proceeds derived from a judgment, settlement or other consensual resolution of the litigation. See also Item 11, "Executive Compensation" for a discussion of the fees to be paid to the Litigation Management Committee of the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbol OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbols OSTN and OSTNE.OB. At June 8, 2005 there were approximately 39,902 common shareholders of record. High and low stock prices for the fiscal year 2002, and the average of the high and low stock prices for fiscal year 2001, were:

2002	High	Low
First Quarter	$.55	.45
Second Quarter	.53	.47
Third Quarter	.479	.379
Fourth Quarter	.459	.419

2001	Average of High and Low
First Quarter	.86
Second Quarter	.90
Third Quarter	1.00
Fourth Quarter	.55

We discontinued dividends to holders of our Common Stock and Preferred Stock during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $28,266,678 as of December 31, 2002 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business-Background." Bank operations are not included in 2002, 2001 or 2000 operations. At December 31, 2002 and 2001, our statements of financial condition do not include any assets or liabilities of the Bank.

Pursuant to the terms of the Preferred Stock, we were required to begin redeeming one-tenth of the Preferred Stock as of February 2001 and to continue such redemption for each of the subsequent nine years until complete. We did not have sufficient funds as of February, 2001 to begin such redemption and we have been unable to make any such payments since that time. Unless a successful outcome of the Claims Court litigation is achieved, we do not expect to have such funds in future years.

The following schedule of selected financial information includes the three years ending December 31, 2002, 2001 and 2000.

Fiscal Year Ended:	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998

INCOME:

Interest income	$0	$11	$21	$14	$19
Other income	4	126	353	473	238
Total income	4	137	374	487	257

EXPENSES:

Interest expense	0	0	0	0	0
Salaries and benefits	0	150	175	167	157
Other operating expenses	45	133	228	350	213
Total expenses	45	283	403	517	370

OPERATING (LOSS):

Oper. (loss) before inc tax	(42)	(146)	(29)	(30)	(113)
Income taxes (credit)	0	0	0	0	0
NET (LOSS)	(42)	(146)	(29)	(30)	(113)

Net loss avail to com shares	(2,555)	(2,708)	(2,738)	(2,739)	(2,821)
Net Loss per share	(.31)	(.33)	(.33)	(.33)	(.34)
Avg shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046	8,297,046

ASSETS:
Cash	2	36	4	7	4
Short-term investments	0	13	104	156	105
Loans receivable, net	0	0	25	28	30
Other assets	280	250	310	292	276
TOTAL	282	299	443	483	415

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES:

Long-term debt	0	0	0	0	0
Other liabilities	1,426	1,401	1,431	1,442	1,344
Total liabilities	1,426	1,401	1,431	1,442	1,344
Redeem pref. stock	20,938	20,938	20,889	20,692	20,496
Stock equity (defic)	(22,082)	(22,040)	(21,877)	(22,651)	(21,425)
TOTAL	282	299	$443	$483	$415

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing and the transfer of the accounts of our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients, we have no present business activities. Management has invested, and intends in the future to invest, our assets on a short-term basis.

Since the Bank Closing, and except for the operation of Old Stone Securities until the transfer of its accounts, our primary expenses have been legal, insurance, accounting and transfer agent expenses. At the end of 1996, we terminated our transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc., the payments to which will be made primarily on a contingent basis based on a favorable outcome of the Claims Court Litigation.

Results for Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Interest income was $0 for the year ended December 31, 2002, compared to $11,000 for the year ended December 31, 2001.

Other income, including securities gains, was $4,000 for the year ended December 31, 2002, compared to $126,000 for the year ended December 31, 2001.

Since the Bank Closing, our primary operating expenses have been legal, insurance and accounting expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $45,000 for the year ended December 31, 2002, compared to $283,000 for the year ended December 31, 2001 (which included salaries and benefits associated with Old Stone Securities).

There were no salaries and benefits for the year ended 2002 compared with $150,000 for the year ended 2001, in which Old Stone Securities was in operation.

The loss per share was $.31 for the year ended December 31, 2002 after the deduction of preferred dividends. The loss per share was $.33 for the year ended December 31, 2001 after the deduction of preferred dividends and amortization of original issue discount of $49,000 (which ended in 2001). No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $28,266,678 as of December 31, 2002) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Interest income was $11,000 for the year ended December 31, 2001, compared to $21,000 for the year ended December 31, 2000.

Other income, including securities gains, was $126,000 for the year ended December 31, 2001, compared to $353,000 for the year ended December 31, 2000.

Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Operating expenses (including salaries and benefits and excluding interest expense) were $283,000 for the year ended December 31, 2001, compared to $403,000 for the year ended December 31, 2000.

Old Stone Corporation reported a net loss of $146,000 for the year ended December 31, 2001 compared to a net loss of $29,000 for the year ended December 31, 2000.

The loss per share was $.33 for the year ended December 31, 2001 after the deduction of preferred dividends and amortization of original issue discount of $49,000. The loss per share was $.33 for the year ended December 31, 2000 after the deduction of preferred dividends and amortization of original issue discount of $197,000. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $28,266,678 as of December 31, 2002) on the Preferred Stock dividends is paid in full.

Liquidity and Capital Resources

At December, 31, 2002, we had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder's deficit of $(22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of $(22.0) million at December 31, 2001.

Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements for the year ended December 31, 2002 are filed as Exhibit 99 to this report. The Consolidated Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-K for inactive registrants.

ITEM 9B.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Treasurer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Treasurer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company’s management, with the participation of its President and Treasurer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Annual Report on Form 10-K. Based on that evaluation, the President and Treasurer have concluded that there has been no change in the Company’s internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our directors. See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the right of the holders of our Preferred Stock to elect 20% of our directors.

The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.

Name	Age	Principal Occupation

Howard W. Armburst	77	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	67	Chairman of Old Stone Corporation since 1993; Partner, Edwards & Angell, LLP (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	71	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Name	Age	Principal Occupation

Thomas P. Dimeo	74	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	57	Treasurer of Old Stone Corporation since 1998; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	61	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	57	Secretary of Old Stone Corporation since 1998; Vice President & General Counsel, Bacou-Dalloz USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	58

Director, State of R.I. Department of Business Regulation since January 2005 (government business regulator); prior to that date, Senior Vice President, First Trade Union Bank since June 1999 (banking institution)

James V. Rosati*	54

President of Old Stone Corporation since 1998; President, Astoria Consulting, Inc. since January 2004 (business consulting); prior to that date, Consultant, Cookson America, Inc. (since 2001); prior to 2001, Chief Executive Officer, Telecommunications Sector, Plastics Division, Cookson Group plc; Senior Vice President, Cookson America, Inc. (industrial manufacturing company)

Alfred J. Verrecchia	62

President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) since May 2003; prior to that date, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc.; Director, FM Global; Director, CVS Corporation.

* Mr. Rosati also served as a Director from 1991 to 1993.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

None of our officers received any compensation for his service to us during the fiscal year 2002. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

For the fiscal year ended December 31, 2002, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 77 meetings of the Board or Committees thereof, including four such meetings in 2002. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth below.

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

In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon our achieving a certain threshold of award in the litigation and then higher sums up to the maximum depending on our progressively receiving certain levels of awards, whether by judgment or settlement.

The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to us for the services they render in this regard unless they act with deliberate intent to injure, or with regardless disregard for the best interests of, Old Stone Corporation or its shareholders. Lastly, the members of the Committee shall be indemnified by us with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Court of Claims litigation (subject to the same exception listed in the previous sentence).

Corporate Governance

Because we have no present business activities, we do not have an audit, compensation or nominating committee, nor have we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Board of Directors has not considered whether and which of its directors are independent directors, and have not determined whether any of its members would be an audit committee financial expert as defined in the SEC's rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2002 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of Old Stone Corporation

The following table sets forth information as to the only persons known to us to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities.

Name and Address of Beneficial Owner		Common Stock			Preferred Stock
	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage

Manticore Properties, LLC (1)	1,407,144	0	16.96%	299,016	0	28.56%

Manticore Properties II, LP (1)	455,203	0	5.49%	80,188	0	7.66%

Mantpro, LLC (1)	0	455,203	5.49%	0	80,188	7.66%

Gotham Partners, L.P. (1)	564,338	1,407,144	23.76%	27,248	299,016	31.18%

Gotham Partners III, L.P. (1)	56,278	1,407,144	17.64%	3,946	299,016	28.94%

Gotham International Advisors, L.L.C. (1)	724,661	0	8.73%	167,915	0	16.04%

Gotham Holdings II, L.L.C. (1)	0	1,407,144	16.96%	0	299,016	28.56%

Name and Address of Beneficial Owner		Common Stock			Preferred Stock
	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage

Gotham Holdings III, L.L.C. (1)	71,625	0	0.86%	18,184	0	1.74%

William A. Ackman	0	3,279,249	39.52%	0	593,547	59.69%

David P. Berkowitz	0	2,824,046	34.04%	0	516,489	49.33%

(1) This information with respect to beneficial ownership is based upon information contained in the Schedule 13D/A filed on November 16, 2004 by Gotham Partners, L.P., a New York limited partnership (“Gotham”), Gotham Partners II, L.P., a New York limited partnership (“Gotham II”), Gotham Partners III, L.P., a New York limited partnership (“Gotham III”), (together the “Funds”), Manticore Properties, LLC, a Delaware limited liability company (“Manticore”), Gotham International Advisors, L.L.C., a Delaware limited liability company (“Gotham Advisors”), Mantpro, LLC, a Delaware limited liability company (“Mantpro, LLC”), Manticore Properties II, L.P. (the “Purchaser”), Gotham Holdings II, L.L.C., a Delaware limited liability company (“Holdings II”), Gotham Holdings III, L.L.C., a Delaware limited liability company (“Holdings III”), Mr. William A. Ackman (“Ackman”) and Mr. David Berkowitz (“Berkowitz”). The address of such persons is c/o Gotham Partners Management Co., LLC, 110 East 42nd Street, New York, NY 10017.

According to the Schedule 13D/A, these persons own shares of our Common Stock and Preferred Stock as follows:

Manticore beneficially owns 1,407,144 shares of Common Stock or 16.96% of the outstanding Common Stock and 299,016 or 28.56% of the outstanding Preferred Stock.  The sole power to vote or direct the voting of and the power to dispose or direct the disposition of, such shares is held by Manticore.

Manticore II beneficially owns 455,203 shares of Common Stock or 5.49% of the outstanding Common Stock and 80,188 shares of Preferred Stock or 7.66% of the outstanding Preferred Stock.  The sole power to vote or direct the voting of and the power to dispose or direct the disposition of, such Shares is held by Manticore II.

Gotham, Ackman, Berkowitz, Gotham III, Holdings II, Holdings III and Mantpro, LLC have shared power to vote or direct the voting of and the power to dispose or direct the disposition of, such shares as described below.

Gotham beneficially owns an aggregate of 1,971,482 or 23.76% of the outstanding Common Stock, of which (i) 564,338 shares of Common Stock are directly owned by Gotham, and (ii) 1,407,144 shares of Common Stock are indirectly owned by Gotham through Manticore. Gotham beneficially owns an aggregate of 326,444 or 31.18% of the outstanding Preferred Stock, of which (i) 27,428 shares of Preferred Stock are directly owned by Gotham, and (ii) 299,016 shares of Preferred Stock are indirectly owned by Gotham through Manticore. Gotham III beneficially owns an aggregate of 1,463,422 or 17.64% of the outstanding Common Stock, of which (i) 56,278 shares of Common Stock are directly owned by Gotham III, and (ii) 1,407,144 shares of Common Stock are indirectly owned by Gotham III through Manticore.  Gotham III beneficially owns an aggregate of 302,962 or 28.94% of the outstanding Preferred Stock, of which (i) 3,946 shares of Preferred Stock are directly owned by Gotham III, and (ii) 299,016 shares of Preferred Stock are indirectly owned by Gotham III through Manticore.

Gotham Partners International, Ltd. (“Gotham International”) owns 724,661 shares of Common Stock or 8.73% of the outstanding Common Stock and 167,915 shares of Preferred Stock or 16.04% of the outstanding Preferred Stock.  The sole power to vote or direct the voting of and the power to dispose or direct the disposition of such shares is held by Gotham Advisors.

Holdings II beneficially owns an aggregate of 1,407,144 or 16.96% of the outstanding Common Stock, which are indirectly owned by Holdings II through Manticore.  Holdings II beneficially owns an aggregate of 299,016 or 28.56% of the outstanding Preferred Stock, which are indirectly owned by Holdings II through Manticore.

Holdings III owns 71,625 shares of Common Stock or 0.86% of the outstanding Common Stock and 18,184 shares of Preferred Stock or 1.74% of the outstanding Preferred Stock.  The sole power to vote or direct the voting of and the power to dispose or direct the disposition of such shares is held by Gotham Management.

Mantpro, LLC indirectly through Manticore II, beneficially owns 455,203 shares of Common Stock or 5.49% of the outstanding Common Stock and 80,188 shares of Preferred Stock, or 7.66% of the outstanding Preferred Stock.  The sole power to vote or direct the voting of and the power to dispose or direct the disposition of such shares is held by Manticore II.

Ackman beneficially owns an aggregate of 3,279,249 shares of Common Stock or 39.52% of the outstanding Common Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Holdings III, Mantpro, LLC and the Purchaser.  Ackman beneficially owns an aggregate of 593,547 shares of Preferred Stock or 56.69% of the outstanding Preferred Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Holdings III, Mantpro, LLC and the Purchaser.

Berkowitz beneficially owns an aggregate of 2,824,046 shares of Common Stock or 34.04% of the outstanding Common Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II and Holdings III.  Berkowitz beneficially owns an aggregate of 516,489 shares of Preferred Stock or 49.33% of the outstanding Preferred Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II and Holdings III.

Pursuant to the Investment Management Agreement, filed as Exhibit 1 to the Schedule 13D/A, Gotham Advisors currently has the power to vote and to dispose of all of the Common Stock beneficially owned by Gotham International.

Security Ownership of Directors

The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2002. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and for all Directors as a group are less than one percent.

Name of Beneficial Owner	Number of Shares Beneficially Owned

Howard W. Armbrust	2,000
Bernard V. Buonanno, Jr..	4,613
Robert E. DeBlois	4,742
Thomas P. Dimeo	11,500 (1)
Thomas F. Hogg	16,916.107
Beverly E. Ledbetter	133
Winfield W. Major	18,538.449
A. Michael Marques	12,907
James V. Rosati	13,178.012 (2)
Alfred J. Verrecchia	1,525
All current Directors as a group (10 persons)	61,014.537

(1)             Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 10,000 shares owned indirectly by Mr. Dimeo in an IRA rollover account.

(2)             Excludes 2,000 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati's spouse, and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati's spouse as to which he disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees incurred by Edwards & Angell, LLP during 2002 with respect to Old Stone did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 2002. We have been unable to pay Edwards & Angell, LLP currently for all of its legal work on our behalf. We have agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amount owed, depending on the amount we receive in the Claims Court Litigation, in the event that we are successful in such litigation.

On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with Conreal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to Conreal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. As of June 30, 2005, we had drawn down $130,000 on the line.

ITEM 14. Fees to Independent Auditors for Fiscal 2002 and 2001

Audit Fees. Because we are an "inactive registrant" as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation's annual financial statements for the fiscal years ended December 31, 2002.

The aggregate fees billed by Lefkowitz, Garfinkel, Champi & DeRienzo for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2001 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year and for services provided in connection with statutory or regulatory filings or engagements were $6,000.

All Other Fees. There were no other fees for services rendered to us, other than the services described under "Audit Fees" for the fiscal years ended December 31, 2002 or 2001.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)             The following consolidated financial statements of Old Stone Corporation and its subsidiaries are filed as Exhibit 99 to this report:

Consolidated Balance Sheets- December 31, 2002 and 2001

Consolidated Statements of Operations- Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flow- Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Not Applicable

(3)	List of Exhibits-- See Item 14(c) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(21)	Incorporated by reference to Exhibit 21 of our Form 10-K filed April 21, 2000

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Consolidated Financial Statements for Old Stone Corporation for the years ended December 31, 2002, 2001 and 2000

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

July 8, 2005	By: /s/ James V. Rosati_____________________
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 8, 2005.

/s/ Howard W. Armbrust	Director

Howard W. Armbrust

/s/ Bernard V. Buonanno, Jr.	Director and Chairman

Bernard V Buonanno, Jr.

/s/ Robert E. DeBlois	Director

Robert E. DeBlois

/s/ Thomas P. Dimeo	Director

Thomas P. Dimeo

/s/ Thomas F. Hogg	Director and Treasurer

Thomas F. Hogg

/s/ Beverly E. Ledbetter	Director

Beverly E. Ledbetter

/s/ Winfield W. Major	Director and Secretary

Winfield W. Major

/s/ A. Michael Marques	Director

A. Michael Marques

/s/ James V. Rosati	Director and President

James V. Rosati

/s/ Alfred J. Verrecchia	Director

Alfred J. Verrecchia