Form 10-Q
period 2003-06-30
OLD STONE CORP
filed 2005-07-15
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of _______________ to ________________

Commission File Number 0-8016

OLD STONE CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island	05-0341273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 Financial Plaza Providence, Rhode Island	02903
(Address of Principal Executive Office)	Zip Code

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

Yes:                                            No: X

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of June 30, 2003: 8,297,046.238.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	June 30, 2003	December 31, 2002

	Unaudited	Unaudited

ASSETS
Cash	$(1)	$2
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2003 and in 2002)
	0	0
Other assets	280	280

TOTAL ASSETS	$279	$282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Other Liabilities	$1,423	$1,426

TOTAL LIABILITIES	1,423	1,426

REDEEMABLE PREFERRED STOCK

Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2003 and 2002	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,317)	(150,318)
Treasury stock, at cost; 54,000 shares in 2003 and 2002	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,082)	(22,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$279	$282

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

($ in Thousands)

(Unaudited)

Three Months Ended June 30			Six Months Ended June 30
2003		2002	2003	2002

INCOME

Interest income	$0	$0	$0	$0
Other income	10	1	17	2
TOTAL INCOME	10	1	17	2

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expenses, including depreciation	0	0	0	0
Other expenses	8	11	17	24
TOTAL EXPENSES	8	11	17	24

Income (loss) from continuing operations before income taxes	2	(9)	0	(21)
Income taxes	0	0	0	0
NET INCOME (LOSS)	$2	$(9)	$0	$(21)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	(626)	(637)	(1,256)	(1,277)

(LOSS) PER SHARE	$(.08)	$(.08)	$(.15)	$(.15)

AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2003 and 2002

($ In Thousands)

(Unaudited)

	Additional
	Common Stock	Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2001	$8,300	$91,079	$30,000	($150,276)	($1,143)	($22,040)

Net Income				(21)		(21)
Accretion of discount on preferred stock, series B		0				0
June 30, 2002	$8,300	$91,079	$30,000	($150,297)	($1,143)	($22,062)
December 31, 2002	$8,300	$91,079	$30,000	($150,318)	($1,143)	($22,082)

Net (loss)				0		0
Accretion of discount on preferred stock, Series B		0				0
June 30, 2003	$8,300	$91,079	$30,000	($150,317)	($1,143)	($22,082)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

($ In Thousands)

(Unaudited)

	2003	2002

Operating activities:
Net income (loss)	$0	($21)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities: Other, net	(3)	(6)

Net cash provided (used) by operating activities	0
Investing activities: Net (increase) in investments	0	13
Net (increase) decrease in loans	0	0
Net cash (used) by investing activities	0	13

Increase (decrease) in cash	3)	(14)

Cash at beginning of period	2	3

Cash at end of period	($1)	$22

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2003 and 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

($ in Thousands except for per share data)

(Unaudited)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
PRIMARY (LOSS):
Net income (loss)	$2	($9)	$0	($21)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
Net (loss) applicable to common stock	$626	($637)	($1,256)	($1,277)

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued operations	$2	($9)	$0	($21)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
TOTAL NET (LOSS)	($626)	($637)	($1,256)	($1,277)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.15)	($.15)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2003, cumulative preferred dividends of $29,522,974.80 ($28.20 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,082,000 at June 30, 2003 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States. For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and the Company’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company’s present business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The Company’s only remaining line of business is management of the Claims Court Litigation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

Management has invested, and intends in the future to invest, the Company’s assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At June 30, 2003, the Corporation had $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ deficit of ($22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of ($22.1) million at December 31, 2002.

The Corporation’s assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation’s current activities pending resolution of any potential claims.

Results of Operations

Total income increased $9,000 for the three-month period ended June 30, 2003 as compared to the same period in 2002. Total income year to date increased by $15,000 as compared to the same period in 2002.

Interest income was $0 and $0 respectively, for the three-month period ended June 30, 2003 and 2002. Other income was $10,000 for the three-month period ended June 30, 2003, compared to $1,000 for the three-month period ended June 30, 2002.

Total expenses decreased $3,000 for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002.

Total expenses year to date decreased $3,000 as compared to the same period in 2002.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

The Company’s primary operating expenses are insurance, legal, accounting and transfer agent expenses. Operating expenses were $8,000 for the three-month period ended June 30, 2003, compared to $11,000 for the same period in 2002. Operating expenses year to date were $17,000 compared to $24,000 for the same period in 2002.

As a result of the foregoing, the Company reported a net profit of $2,000 for the three -month period ended June 30, 2003, compared to a ($9,000) loss for the same period in 2002. The net loss year to date was $0 compared to $21,000 for the same period in 2002.

The loss per share available for common stockholders was ($.08) for the three-month period ended June 30, 2003 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended June 30, 2002 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay such dividends in the future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred Stock dividends is paid in full. Total loss per share year to date, was ($.15) as compared to ($.15) for the same period in 2002.

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

On October 17, 1997, the Company and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm. Accrued and unpaid fees through May 2005 were slightly in excess of $8 million. After payment of all accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by us in the litigation.

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

In addition, on October 23, 1998, the Company’s Board of Directors adopted a resolution establishing a Litigation Management Committee to effectively prosecute the litigation. This Committee was established in order to manage the litigation, including working with our outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Bernard V. Buonanno, Jr., Thomas F. Hogg, Winfield W. Major and James V. Rosati.

In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company achieving a certain threshold of award in the litigation and then higher sums up to the maximum depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement.

The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to the Company for the services they render in this regard unless they act with deliberate intent to injure, or with reckless disregard for the best interests of, Old Stone Corporation or its shareholders. Lastly, the members of the Committee shall be indemnified by the Company with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Court of Claims Litigation (subject to the same caveat set forth in the previous sentence).

The Company has been unable to pay Edwards & Angell, LLP, a law firm retained by the Company on various legal matters, currently for all of its legal work on its behalf. The Company has agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company is successful in such litigation. The outstanding unpaid balance invoiced by Edwards & Angell, LLP through June 30, 2005 was $193,410.09.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2003 was $29,522,974.80 and as of June 30, 2005 was $34,548,162.

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

ITEM 6.	EXHIBITS

Exhibit

Number	Description of Exhibit

31.1	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: July 14, 2005

/s/ James V. Rosati

James V. Rosati

President

- 15 -