Form 10-Q
period 2003-09-30
OLD STONE CORP
filed 2005-07-15
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2003: 8,297,046,238.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	September 30, 2003	December 31, 2002

ASSETS	Unaudited	Unaudited

Cash	$76	$2
Short-term investments	0	0
Loans (net of reserve for loan losses of $___ in 2002 and in 2001)	0	0
Other assets	276	280

TOTAL ASSETS	$352	$282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,501	$1,426

TOTAL LIABILITIES	$1,501	$1,426

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2003 and 2002	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,323)	(150,318)
Treasury stock, at cost; 54,000 shares in 2003 and 2002	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,088)	(22,082)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$352	$282

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

INCOME:
Interest income	$0	$0	$0	$0
Other income	1	1	18	3

TOTAL INCOME	1	1	18	3

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expense, including depreciation	0	0	0	0
Other expenses	7	15	24	38

TOTAL EXPENSES		15	24	38

Income (Loss) from continuing operations before income taxes	(6)	(14)	(5)	(35)
Income taxes	0	0	0	0

NET INCOME (LOSS)	($6)	($14)	($5)	($35)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($634)	($642)	($1,889)	($1,919)

(LOSS) PER SHARE	($.08)	($.08)	($.23)	($.23)

AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2003 and 2002

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2001	$8,300	$91,079	$30,000	($150,276)	($1,143)	($22,040)

Net (loss)				(35)		(35)

Accretion of discount on preferred stock, series B		(0)	-----			(0)

September 30, 2002	$8,300	$91,079	$30,000	($150,311)	($1,143)	($21,076)

December 31, 2002	$8,300	$91,079	$30,000	($150,318)	($1,143)	($22,082)

Net (loss)				(5)		(5)

Accretion of discount on preferred stock, series B		0				0

September 30, 2003	$8,300	$91,079	$30,000	($150,323)	($1,143)	($22,088)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

($ In Thousands)

(Unaudited)

	2003	2002

Operating activities:
Net (loss)	($5)	($35)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	4	(6)

Net cash (used) by operating activities	(1)	(41)

Investing activities:
Net decrease in investments	0	13
Net decrease in loans	0	0

Net cash provided by investing activities	0	13

Financing Activities:
Net increase in borrowings	75	0
Net cash provided by financing activities	75	0
Increase (decrease) in cash	74	(28)

Cash at beginning of period	2	36

Cash at end of period	$76	$8

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2003 and 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003 and 2002

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

PRIMARY (LOSS):
Net (loss)	($6)	($14)	($5)	($35)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884

Net (loss) applicable to common stock	($634)	($642)	($1,889)	($1,919)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($6)	($14)	($5)	($35)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884

TOTAL NET (LOSS)	($634)	($642)	($1,889)	($1,919)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.23)	($.23)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 2003, cumulative preferred dividends of $30,151,123.20 ($28.80 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,088,000 at September 30, 2003 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 2002 and the Company’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company's business activities through December 31,2001 included its only significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. Since that time, the Company’s only business has been to manage the Claims Court Litigation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (see Part II, Item 1. Legal Proceedings).

Liquidity and Capital Resources

At September 30, 2003, the Company had $.4 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.1) million at September 30, 2002.

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with Conreal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to Conreal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At September 30, 2003 and June 30, 2005, we had drawn down $0 and $130,000, respectively, on the line.

The Company's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company's current activities pending resolution of any potential claims.

Results of Operations

Total income was unchanged for the three-month period ended September 30, 2003 as compared to the same period in 2002. Total income year to date increased by $15,000 as compared to the same period in 2002.

Interest income was $0 and $0, respectively, for the three-month periods ended September 30, 2003 and 2002. Other income was $1,000 for the three-month period ended September 30, 2003, compared to $1,000 for the three-month period ended September 30, 2002.

Total expenses decreased $8,000 for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002.

Total expenses year to date decreased $14,000 as compared to the same period in 2002.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

The Company’s primary operating expenses are insurance, legal, accounting and transfer agent expenses. Operating expenses were $7,000 for the three-month period ended September 30, 2003, compared to $15,000 for the same period in 2002. Operating expenses year to date were $24,000 compared to $38,000 for the same period in 2002.

As a result of the foregoing, the Company reported a net loss of ($6,000) for the three- month period ended September 30, 2003, compared to net loss of ($14,000) for the same period in 2002.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2003 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended September 30, 2002 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date was ($.23) as compared to ($.23) for the same period in 2002.

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

On October 17, 1997, the Company and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm. Accrued and unpaid fees through May 2005 were slightly in excess of $8 million. After payment of all accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by the Company in the litigation.

In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement the Company receives from the pending lawsuit. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, the Company granted to the Firm a first priority security interest in and to the litigation with the United States and any proceeds derived from a judgment, settlement or other consensual resolution of the litigation.

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

The Company has been unable to pay Edwards & Angell, LLP, a law firm retained by the Company on various legal matters, currently for all of its legal work on the Company’s behalf. The Company has agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company is successful in such litigation. The outstanding unpaid balance invoiced by Edwards & Angell, LLP through June 30, 2005 was $193,410.09.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2003 was $30,151,123.20 and as of June 30, 2005, the arrearage was $34,548,162.

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