Form 10-K
period 2003-12-31
OLD STONE CORP
filed 2005-07-20
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

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

As of the close of business on July 11, 2005, 8,297,046 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Background

Old Stone Corporation "we", "us", "our" is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

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

Significant Subsidiary

Our only surviving active subsidiary following the Bank Closing was Old Stone Securities, a registered securities broker-dealer, which provided brokerage services to retail and institutional clients. We transferred all of the accounts associated with the registered securities broker-dealer business of Old Stone Securities as of December 31, 2001 to Morgan Stanley Dean Witter. Any remaining assets of Old Stone Securities were liquidated in 2002.

Regulation

In our capacity as registered transfer agent for the shares of our $1.00 par value Common Stock ("Common Stock") and our Cumulative Voting Convertible Preferred Stock, Series B $20 stated value, $1.00 par value ("Preferred Stock"), we are subject to regulation by the U.S. Securities and Exchange Commission ("SEC").

Employees

As of December 31, 2003, we employed one person as a part-time consultant who handles our stock transfer activities.

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

During 2003, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2003, except as noted in the counterclaim discussed below.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbol OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbols OSTN and OSTNE.OB. At July 16, 2005 there were approximately 39,898 common shareholders of record. High and low stock prices for the fiscal year 2003, and for fiscal year 2002, were:

2003	High	Low
First Quarter	$.559	.279
Second Quarter	1.509	.279
Third Quarter	1.229	1.029
Fourth Quarter	1.159	1.059

2002	High	Low
First Quarter	$.55	.45
Second Quarter	.53	.47
Third Quarter	.479	.379
Fourth Quarter	.459	.419

We discontinued dividends to holders of our Common Stock and Preferred Stock during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $30,779,271 as of December 31, 2003 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business-Background." Bank operations are not included in 2003, 2002 or 2001 operations. At December 31, 2003 and 2002, our statements of financial condition do not include any assets or liabilities of the Bank.

Pursuant to the terms of the Preferred Stock, we were required to begin redeeming one-tenth of the Preferred Stock as of February 2001 and to continue such redemption for each of the subsequent nine years until completed. This obligation requires us to redeem 10% of the shares of Preferred Stock at $20.00 share each such year. At the time of any such redemption, in addition to paying the stated value of such stock, we must pay all accrued and unpaid dividends on such shares being redeemed. We have not had funds with which to redeem any of the outstanding shares of Preferred Stock. Until and unless we prevail in the Claims Court Litigation against the federal government in such amounts that would provide sufficient funds, after payment of fees and expenses, to cover the required redemption payments, we will not be in a position to make any such payments. The amount required to pay the first five years of this redemption from 2001-2005 is $27,115,072.60 million. The next scheduled redemption payment is February 20, 2006 in an amount of $5,674,273.88. We do not anticipate that the government’s appeal from the decision of the trial judge in the Claims Court Litigation will be finalized by such date.

The following schedule of selected financial information includes the five years ending December 31, 2003, 2002, 2001, 2000 and 1999.

Fiscal Year Ended:	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999

INCOME:

Interest income	$0	$0	$11	$21	$14
Other income	21	4	126	353	473
Total income	21	4	137	374	487

EXPENSES:

Interest expense	0	0	0	0	0
Salaries and benefits	0	0	150	175	167
Other operating expenses	69	45	133	228	350
Total expenses	69	45	283	403	517

OPERATING (LOSS):

Oper. (loss) before inc tax	(47)	(42)	(146)	(29)	(30)
Income taxes (credit)	0	0	0	0	0
NET (LOSS)	(47)	(42)	(146)	(29)	(30)

Net loss avail to com shares	(2,560)	(2,555)	(2,708)	(2,738)	(2,739)
Net Loss per share	(.31)	(.31)	(.33)	(.33)	(.33)
Avg shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046	8,297,046

ASSETS:
Cash	20	2	36	4	7
Short-term investments	0	0	13	104	156
Loans receivable, net	0	0	0	25	28
Other assets	253	280	250	310	292
TOTAL	272	282	299	443	483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES:

Long-term debt	0	0	0	0	0
Other liabilities	1,464	1,426	1,401	1,431	1,442
Total liabilities	1,464	1,426	1,401	1,431	1,442
Redeem pref. stock	20,938	20,938	20,938	20,889	20,692
Stock equity (defic)	(22,130)	(22,082)	(22,040)	(21,877)	(22,651)
TOTAL	272	282	$299	$443	$483

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing and the transfer of the accounts of our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients, we have no present business activities other than management of the Claims Court Litigation. Management has invested, and intends in the future to invest, our assets on a short-term basis.

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

Results for Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Interest income was $0 for the years ended December 31, 2003, and for the year ended December 31, 2002.

Other income, including securities gains, was $21,000 for the year ended December 31, 2003, compared to $4,000 for the year ended December 31, 2002.

Since the Bank Closing, our primary operating expenses have been legal, insurance and accounting expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $69,000 for the year ended December 31, 2003, compared to $45,000 for the year ended December 31, 2002.

There were no salaries and benefits for the years ended 2003 or 2002.

The loss per share was $.31 for the year ended December 31, 2003 after the deduction of preferred dividends. The loss per share was $.31 for the year ended December 31, 2002 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $30,779,271 as of December 31, 2003) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Interest income was $0 for the year ended December 31, 2002, compared to $11,000 for the year ended December 31, 2001.

Other income, including securities gains, was $4,000 for the year ended December 31, 2002, compared to $126,000 for the year ended December 31, 2001.

Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Operating expenses were $45,000 for the year ended December 31, 2002, compared to $283,000 for the year ended December 31, 2001 (which included salaries and benefits associated with Old Stone Securities). Old Stone Securities was closed as of that date. There were no salaries and benefits for the year ended 2002.

Old Stone Corporation reported a net loss of $42,000 for the year ended December 31, 2002 compared to a net loss of $146,000 for the year ended December 31, 2001.

The loss per share was $.31 for the year ended December 31, 2002 after the deduction of preferred dividends. The loss per share was $.33 for the year ended December 31, 2001 after the deduction of preferred dividends and amortization of original issue discount of $49,000. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $30,779,271 as of December 31, 2003) on the Preferred Stock dividends is paid in full.

Liquidity and Capital Resources

At December, 31, 2003, we had $.3 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder's deficit of $(22.1) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of $(22.1) million at December 31, 2002.

On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with Conreal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to Conreal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At June 30, 2005, we had drawn down $130,000 on the Conreal line.

Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements for the year ended December 31, 2003 are filed as Exhibit 99 to this report. The Consolidated Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-K for inactive registrants.

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

Name	Age	Principal Occupation

Howard W. Armburst	77	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	67	Chairman of Old Stone Corporation since 1993; Partner, Edwards & Angell, LLP (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Name	Age	Principal Occupation

Robert E. DeBlois	71	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	74	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	57	Treasurer of Old Stone Corporation since 1998; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	61	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	57	Secretary of Old Stone Corporation since 1998; Vice President & General Counsel, Bacou-Dalloz USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	58

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

Executive Compensation

None of our officers received any compensation for his service to us during the fiscal year 2003. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

For the fiscal year ended December 31, 2003, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 83 meetings of the Board or Committees thereof, including six such meetings in 2003. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2003 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2003.

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

Security Ownership of Directors

The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2003. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and for all Directors as a group are less than one percent.

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

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees incurred by Edwards & Angell, LLP during 2003 with respect to Old Stone did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 2003. We have been unable to pay Edwards & Angell, LLP currently for all of its legal work on our behalf. We have agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amount owed, depending on the amount we receive in the Claims Court Litigation, in the event that we are successful in such litigation. The outstanding and unpaid amount invoiced by Edwards & Angell as of June 30, 2005 was $193,410.09.

ITEM 14. Fees to Independent Auditors for Fiscal 2003 and 2002

Audit Fees. Because we are an "inactive registrant" as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation's annual financial statements for the fiscal years ended December 31, 2003 and 2002.

All Other Fees. There were no other fees for services rendered to us for the fiscal years ended December 31, 2003 or 2002.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)               The following consolidated financial statements of Old Stone Corporation and its subsidiaries are filed as Exhibit 99 to this report:

Consolidated Balance Sheets- December 31, 2003 and 2002

Consolidated Statements of Operations- Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flow- Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Not Applicable

(3)	List of Exhibits-- See Item 14(c) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(21)	Incorporated by reference to Exhibit 21 of our Form 10-K filed April 21, 2000

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(99)	Consolidated Financial Statements for Old Stone Corporation for the years ended December 31, 2003, 2002 and 2001

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

July 19, 2005	By: /s/ James V. Rosati
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 19, 2005.

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

- 20 -