Form 10-Q
period 2004-03-31
OLD STONE CORP
filed 2005-07-21
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2004: 8,297,046.238

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	March 31, 2004	December 31, 2003

ASSETS	Unaudited	Unaudited

Cash	$14	$20
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2003 and in 2002)	0	0
Other assets	240	253

TOTAL ASSETS	$254	$272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,491	$1,464

TOTAL LIABILITIES	$1,491	$1,464

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2003 and 2002	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,410)	(150,365)
Treasury stock, at cost; 54,000 shares in 2003 and 2002	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,175)	(22,130)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$254	$272

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

INCOME:
Interest income	$0	$0
Other income	1	7

TOTAL INCOME	1	7

EXPENSES:
Salaries and employee benefits	0	0
Net occupancy expense	0	0
Equipment expense, including depreciation	0	0
Other expenses	46	9
TOTAL EXPENSES	46	9

Income (Loss) from continuing operations before income taxes	(45)	(2)
Income taxes	0	0
NET INCOME (LOSS)	($45)	($2)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($673)	($630)

(LOSS) PER SHARE	($.08)	($.08)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended March 31, 2004 and 2003

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2002	$8,300	$91,079	$30,000	($150,318)	($1,143)	($22,082)

Net (loss)				(2)		(2)

Accretion of discount on preferred stock, series B		(0)				(0)

March 31, 2003	$8,300	$91,079	$30,000	($150,320)	($1,143)	($22,084)

December 31, 2003	$8,300	$91,079	$30,000	($150,365)	($1,143)	($22,130)

Net (loss)				45		45

Accretion of discount on preferred stock, series B		(0)				(0)

March 31, 2004	$8,300	$91,079	$30,000	($150,410)	($1,143)	($22,175)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

($ In Thousands)

(Unaudited)

	2004	2003

Operating activities:
Net (loss)	($45)	($2)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	40	2

Net cash (used) by operating activities	(5)	(0)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0

Increase (decrease) in cash	(5)	0

Cash at beginning of period	20	2

Cash at end of period	$14	$2

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

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

As a result of the receivership of the Bank, the Corporation has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001, the Corporation's business activities included its only surviving subsidiary, Old Stone Securities Company ("Old Stone Securities"), a registered securities broker-dealer which provided brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Corporation has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended March 31,
	2004	2003

PRIMARY (LOSS):
Net (loss)	($45)	($2)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
Net (loss) applicable to common stock	($673)	($630)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($45)	($2)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
TOTAL NET (LOSS)	($673)	($630)

Average shares outstanding	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of March 31, 2004, cumulative preferred dividends of $31,407,420 ($30.00 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued, it has a net equity deficiency of approximately ($22,175,000) at March 31, 2004 and is subject to a number of commitments and contingencies, as follows:

•	The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Corporation to be able to meet its redemption obligations unless the Corporation is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and the Corporation’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Corporation's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's present business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The only current operation of the Corporation is the management of the Claims Court Litigation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At March 31, 2004, the Corporation had $.3 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.2) million, compared to $.3 million in assets, $1.4 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.1) million at March 31, 2003.

On September 26, 2003, the Corporation entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Corporation may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At June 30, 2005, the Corporation had drawn down $130,000 on the ConReal line.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income decreased $6,000 for the three-month period ended March 31, 2004 as compared to the same period in 2003.

Interest income was $0 and $0, respectively, for the three-month periods ended March 31, 2004 and 2003. Other income was $1,000 for the three-month period ended March 31, 2004, compared to $7,000 for the three-month period ended March 31, 2003.

Total expenses increased $37,000 for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

Since the beginning of 2002, the Corporation's primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $46,000 for the three-month period ended March 31, 2004, compared to $9,000 for the same period in 2003.

As a result of the foregoing, the Corporation reported a net loss of ($45,000) for the three-month period ended March 31, 2004, compared to net loss of ($2,000) for the same period in 2003.

The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2004 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2003 after the deduction of preferred dividends of $628,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. (See Note 4 above.)

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

The Corporation has been unable to pay Edwards & Angell, LLP, a law firm retained by the Corporation on various legal matters, currently for all of its legal work on the Corporation’s behalf. The Corporation has agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amounts owed, depending on the recovery received in the litigation, in the event that the Corporation is successful in the Claims Court Litigation. The outstanding unpaid balance invoiced by Edwards & Angell, LLP through June 30, 2005 was $193,410.09.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Corporation’s directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2004 was $31,407,420, and as of June 30, 2005 was $34,548,162.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31/2	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: July 20, 2005	/s/ James V. Rosati
James V. Rosati
President

- 14-