Form 10-K
period 2004-12-31
OLD STONE CORP
filed 2005-07-26
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

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

As of the close of business on July 25, 2005, 8,297,046 shares of the Registrant’s Common Stock were outstanding.

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

Employees

As of December 31, 2004, we employed one person as a part-time consultant who handles our stock transfer activities.

Recent Developments

On November 18, 2004, Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims issued a decision awarding Old Stone Corporation damages of $192.5 million in its longstanding suit against the U.S. Government. See discussion of Claims Court Litigation in Item 3. Legal Proceedings.

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

During 2004, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2004, except as noted in the counterclaim discussed below.

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

In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement we receive from the Claims Court Litigation. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, we granted to the Firm a first priority security interest in and to the Claims Court Litigation and any proceeds derived from a judgment, settlement or other consensual resolution of such litigation. See also Item 11, "Executive Compensation" for a discussion of the fees to be paid to the Litigation Management Committee of the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 29, 1993, our Common Stock was quoted on the NASDAQ National Market and was traded under the symbol "OSTN" and currently lists under the symbol OSTNE.OB. In January, 1998 our Common Stock began trading on the bulletin board and currently lists under the symbols OSTN and OSTNE.OB. At July 16, 2005 there were approximately 39,898 common shareholders of record. High and low stock prices for the fiscal year 2004 and for fiscal year 2003 were:

2004	High	Low
First Quarter	$.709	1.109
Second Quarter	1.309	1.239
Third Quarter	1.709	1.26
Fourth Quarter	6.75	1.26

2003	High	Low
First Quarter	$.559	.279
Second Quarter	1.509	.279
Third Quarter	1.229	1.029
Fourth Quarter	1.159	1.059

We discontinued dividends to holders of our Common Stock and Preferred Stock during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $33,291,865.20 as of December 31, 2004 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business-Background." Bank operations are not included in 2004, 2003 or 2002 operations. At December 31, 2004 and 2003, our statements of financial condition do not include any assets or liabilities of the Bank.

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

The following schedule of selected financial information includes the five years ending December 31, 2004, 2003, 2002, 2001 and 2000.

Fiscal Year Ended:	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000

INCOME:

Interest income	$0	$0	$0	$11	$21
Other income	8	21	4	126	353
Total income	8	21	4	137	374

EXPENSES:

Interest expense	0	0	0	0	0
Salaries and benefits	0	0	0	150	175
Other operating expenses	113	69	45	133	228
Total expenses	113	69	45	283	403

OPERATING (LOSS):

Oper. (loss) before inc tax	(105)	(47)	(42)	(146)	(29)
Income taxes (credit)	0	0	0	0	0
NET (LOSS)	(105)	(47)	(42)	(146)	(29)

Net loss avail to com shares	(2,618)	(2,560)	(2,555)	(2,708)	(2,738)
Net Loss per share	(.32)	(.31)	(.31)	(.33)	(.33)
Avg shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046	8,297,046

ASSETS:
Cash	10	20	2	36	4
Short-term investments	0	0	0	13	104
Loans receivable, net	0	0	0	0	25
Other assets	239	253	280	250	310
TOTAL	249	272	282	299	443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES:

Long-term debt	0	0	0	0	0
Other liabilities	1,546	1,464	1,426	1,401	1,431
Total liabilities	1,546	1,464	1,426	1,401	1,431
Redeem pref. stock	20,938	20,938	20,938	20,938	20,889
Stock equity (defic)	(22,235)	(22,130)	(22,082)	(22,040)	(21,877)
TOTAL	249	272	$282	$299	$443

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

Results for Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Interest income was $0 for the years ended December 31, 2004, and for the year ended December 31, 2003.

Other income, including securities gains, was $8,000 for the year ended December 31, 2004, compared to $21,000 for the year ended December 31, 2003.

From the time of the Bank Closing through 2001, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $113,000 for the year ended December 31, 2004, compared to $69,000 for the year ended December 31, 2003.

There were no salaries and benefits for the years ended 2004 or 2003.

The loss per share was ($.32) for the year ended December 31, 2004 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2003 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $33,291,865.20 as of December 31, 2004) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Interest income was $0 for the year ended December 31, 2003, and for the year ended December 31, 2002.

Other income, including securities gains, was $21,000 for the year ended December 31, 2003, compared to $4,000 for the year ended December 31, 2002.

Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Operating expenses were $69,000 for the year ended December 31, 2003, compared to $45,000 for the year ended December 31, 2002. There were no salaries and benefits for the year ended 2003 or 2002.

Old Stone Corporation reported a net loss of $47,000 for the year ended December 31, 2003 compared to a net loss of $42,000 for the year ended December 31, 2002.

The loss per share was ($.31) for the year ended December 31, 2003 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2002 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $33,291,865.20 as of December 31, 2004) on the Preferred Stock dividends is paid in full.

Liquidity and Capital Resources

At December, 31, 2004, we had $.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder's deficit of $(22.2) million, compared to $.3 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of $(22.1) million at December 31, 2003.

On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in such litigation. At June 30, 2005, we had drawn down $130,000 on the ConReal line.

Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements for the year ended December 31, 2004 are filed as Exhibit 99 to this report. The Consolidated Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-K for inactive registrants.

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

Name	Age	Principal Occupation

Howard W. Armburst	77	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	67	Chairman of Old Stone Corporation since 1993; Partner, Edwards & Angell, LLP (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	71	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	74	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	57	Treasurer of Old Stone Corporation since 1998; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	61	Vice President and General Counsel, Brown University (institution of higher education)

Name	Age	Principal Occupation

Winfield W. Major	57	Secretary of Old Stone Corporation since 1998; Vice President & General Counsel, Bacou-Dalloz USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	58

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

Executive Compensation

None of our officers received any compensation for his service to us during the fiscal year 2004. Accordingly, no disclosure of executive compensation is required.

Compensation of Board of Directors

For the fiscal year ended December 31, 2004, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 98 meetings of the Board or Committees thereof, including 15 such meetings in 2004. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2004 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2004.

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

Security Ownership of Directors

The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2004. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and for all Directors as a group are less than one percent.

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

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards & Angell, LLP, a law firm retained by us on various legal matters. The dollar amount of fees incurred by Edwards & Angell, LLP during 2004 with respect to Old Stone did not exceed 5% of the Edwards & Angell, LLP's gross revenues for 2004. We have been unable to pay Edwards & Angell, LLP currently for all of its legal work on our behalf. We have agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amount owed, depending on the amount we receive in the Claims Court Litigation, in the event that we are successful in such litigation. The outstanding and unpaid amount invoiced by Edwards & Angell as of June 30, 2005 was $193,410.09.

ITEM 14.	Fees to Independent Auditors for Fiscal 2004 and 2003

Audit Fees. Because we are an "inactive registrant" as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation's annual financial statements for the fiscal years ended December 31, 2004 and 2003.

All Other Fees. There were no other fees for services rendered to us for the fiscal years ended December 31, 2004 or 2003.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)               The following consolidated financial statements of Old Stone Corporation and its subsidiaries are filed as Exhibit 99 to this report:

Consolidated Balance Sheets- December 31, 2004 and 2003

Consolidated Statements of Operations- Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flow- Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Not Applicable

(3)	List of Exhibits-- See Item 14(c) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(21)	Incorporated by reference to Exhibit 21 of our Form 10-K filed April 21, 2000

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(99)	Consolidated Financial Statements for Old Stone Corporation for the years ended December 31, 2004, 2003 and 2002

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

July 26, 2005	By:	/s/ James V. Rosati
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 26, 2005.

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