Form 10-Q
period 2005-03-31
OLD STONE CORP
filed 2005-08-02
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2005: 8,297,046.238

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	March 31, 2005	December 31, 2004

ASSETS	Unaudited	Unaudited

Cash	$5	$10
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2005 and in 2004)	0	0
Other assets	240	239

TOTAL ASSETS	$246	$249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,547	$1,546

TOTAL LIABILITIES	$1,547	$1,546

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2004 and 2003	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,475)	(150,470)
Treasury stock, at cost; 54,000 shares in 2004 and 2003	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,240)	(22,235)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$246	$249

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

INCOME:
Interest income	$0	$0
Other income	2	1

TOTAL INCOME	2	1

EXPENSES:
Salaries and employee benefits	0	0
Net occupancy expense	0	0
Equipment expense, including depreciation	0	0
Other expenses	7	46
TOTAL EXPENSES	7	46

Income (Loss) from continuing operations before income taxes	(5)	(45)
Income taxes	0	0
NET INCOME (LOSS)	($5)	($45)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($633)	($673)

(LOSS) PER SHARE	($.08)	($.08)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended March 31, 2005 and 2004

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2003	$8,300	$91,079	$30,000	($ 150,365)	($ 1,143)	($22,130)

Net (loss)				(45)		(45)

Accretion of discount on preferred stock, series B		(0)				(0)

March 31, 2004	$8,300	$91,079	$30,000	($ 150,410)	($ 1,143)	($ 22,175)
December 31, 2004	$8,300	$91,079	$30,000	($ 150,470)	($ 1,143)	($ 22,235)

Net (loss)				(5)		(5)

Accretion of discount on preferred stock, series B		(0)				(0)
March 31, 2005	$8,300	$91,079	$30,000	($ 150,475)	($ 1,143)	($ 22,240)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

($ In Thousands)

(Unaudited)

	2005	2004

Operating activities:
Net (loss)	($5)	($45)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	0	40

Net cash (used) by operating activities	(5)	(5)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0

Increase (decrease) in cash	(5)	(5)

Cash at beginning of period	10	20

Cash at end of period	$5	$14

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended March 31,
	2005	2004

PRIMARY (LOSS):
Net (loss)	($5)	($45)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
Net (loss) applicable to common stock	($633)	($673)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($5)	($45)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
TOTAL NET (LOSS)	($633)	($673)

Average shares outstanding	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of March 31, 2005, cumulative preferred dividends of $33,920,013.60 ($32.40 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued, it has a net equity deficiency of approximately ($22,240,000) at March 31, 2005 and is subject to a number of commitments and contingencies, as follows:

•	The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Corporation to be able to meet its redemption obligations unless the Corporation is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 and the Corporation’s Current Report on Form 8-K filed November 22, 2004.

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

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At March 31, 2005, the Corporation had $.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.2) million, compared to $.3 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.2) million at March 31, 2004.

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

Results of Operations

Total income increased $1,000 for the three-month period ended March 31, 2005 as compared to the same period in 2004.

Interest income was $0 and $0, respectively, for the three-month periods ended March 31, 2005 and 2004. Other income was $2,000 for the three-month period ended March 31, 2005, compared to $1,000 for the three-month period ended March 31, 2004.

Total expenses decreased $40,000 for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Since the beginning of 2002, the Corporation's primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $7,000 for the three-month period ended March 31, 2005, compared to $46,000 for the same period in 2004.

As a result of the foregoing, the Corporation reported a net loss of ($5,000) for the three-month period ended March 31, 2005, compared to net loss of ($45,000) for the same period in 2004.

The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2005 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2004 after the deduction of preferred dividends of $628,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. (See Note 4 above.)

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

The Corporation has been unable to pay Edwards & Angell, LLP, a law firm retained by the Corporation on various legal matters, currently for all of its legal work on the Corporation’s behalf. Mr. Buonanno is a partner in this firm. The Corporation has agreed to pay Edwards & Angell, LLP a multiple of up to 3 times any amounts owed, depending on the recovery received in the litigation, in the event that the Corporation is successful in the Claims Court Litigation.

The outstanding unpaid balance invoiced by Edwards & Angell, LLP through June 30, 2005 was $193,410.09.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Corporation’s directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2005 was $33,920,013.60, and as of June 30, 2005 was $34,548,162.

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

OLD STONE CORPORATION

Date: August 2, 2005	/s/ James V. Rosati
James V. Rosati
President

- 14-