Form 10-Q
period 2005-09-30
OLD STONE CORP
filed 2005-10-20
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

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

Yes:	No:	X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes:	No:	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes:	No:	X

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of September 30, 2005: 8,297,046.238.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	September 30, 2005	December 31, 2004

ASSETS	Unaudited	Unaudited

Cash	$3	$10
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2004 and in 2003)	0	0
Other assets	274	239

TOTAL ASSETS	$277	$249

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,585	$1,546

TOTAL LIABILITIES	$1,585	$1,546

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2004 and 2003	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,482)	(150,470)
Treasury stock, at cost; 54,000 shares in 2004 and 2003	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,246)	(22,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$277	$249

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

INCOME:
Interest income	$0	$0	$1	$0
Other income	0	1	2	7

TOTAL INCOME	0	1	3	7

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expense, including depreciation	0	0	0	0
Other expenses	4	18	15	100
TOTAL EXPENSES	4	18	15	100

Income (Loss) from continuing operations before income taxes	(4)	(18)	(12)	(94)
Income taxes	0	0	0	0
NET INCOME (LOSS)	($4)	($18)	($12)	($94)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($632)	($646)	($1,896)	($1,978)

(LOSS) PER SHARE	($.08)	($.08)	($.23)	($.24)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2005 and 2004

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2003	$8,300	$91,079	$30,000	($150,365)	($1,143)	($22,130)

Net (loss)				(94)		(94)

Accretion of discount on preferred stock, series B		(0)				(0)

September 30, 2004	$8,300	$91,079	$30,000	($150,459)	($1,143)	($22,223)
December 31, 2004	$8,300	$91,079	$30,000	($150,470)	($1,143)	($22,235)

Net (loss)				(12)		(12)

Accretion of discount on preferred stock, series B		0				0
September 30, 2005	$8,300	$91,079	$30,000	($150,482)	($1,143)	($22,246)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

($ In Thousands)

(Unaudited)

	2005	2004

Operating activities:
Net (loss)	($12)	($94)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	(36)	30

Net cash (used) by operating activities	(48)	(64)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0
Financing Activities:
Net increase in borrowings	40	55
Net cash provided by financing activities	40	55

Increase (decrease) in cash	(8)	(9)

Cash at beginning of period	10	20

Cash at end of period	$3	$11

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (“Company” or “OSC”) was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (the “Bank” or “Old Stone”). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”) placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”) to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (“RTC”) was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001 the Company’s business activities included its only surviving subsidiary, Old Stone Securities Company (“Old Stone Securities”), a registered securities broker-dealer which provides brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Company has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

PRIMARY (LOSS):
Net (loss)	($4)	($18)	($12)	($94)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884
Net (loss) applicable to common stock	($632)	($646)	($1,896)	($1,978)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($4)	($18)	($12)	($94)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884
TOTAL NET (LOSS)	($632)	($646)	($1,896)	($1,978)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.23)	($.24)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 2005, cumulative preferred dividends of $35,176,310.40 ($33.60 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately ($22,246,000) at September 30, 2005 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and the Company’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Company’s business activities through December 31, 2001 included its only significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. Since that time, the Company’s only business has been the management of the Claims Court Litigation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Management has invested, and intends in the future to invest, the Company’s assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (see Part II, Item 1. Legal Proceedings).

Liquidity and Capital Resources

At September 30, 2005, the Company had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ deficit of ($22.2) million, compared to $.3 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of ($22.2) million at September 30, 2004.

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Company may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to Conreal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At September 30, 2005, the Company had drawn down $170,000 on the ConReal line.

The Company’s assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company’s current activities pending resolution of any potential claims.

Results of Operations

Total income was $1,000 lower for the three-month period ended September 30, 2005 as compared to the same period in 2004. Total income year to date decreased by $4,000 as compared to the same period in 2004.

Interest income was $0 and $0, respectively, for the three-month periods ended September 30, 2005 and 2004. Other income was $0 for the three-month period ended September 30, 2005, compared to $1,000 for the three-month period ended September 30, 2004.

Total expenses decreased $14,000 for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004.

Total expenses year-to-date decreased $82,000 as compared to the same period in 2004. The decrease was primarily attributable to a decrease in litigation-related expenses, insurance premium costs and stockholder recordkeeping expenditures and accruals.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

The Company’s primary operating expenses are insurance, legal, accounting and transfer agent expenses. Operating expenses were $4,000 for the three-month period ended September 30, 2005, compared to $18,000 for the same period in 2004. Operating expenses year-to-date were $15,000 compared to $100,000 for the same period in 2004. The decrease was primarily attributable to lower litigation-related expenses, insurance premium costs and stockholder recordkeeping expenditures and accruals.

As a result of the foregoing, the Company reported a net loss of ($4,000) for the three- month period ended September 30, 2005, compared to net loss of ($18,000) for the same period in 2004.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2005 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended September 30, 2004 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year to date was ($.23) as compared to ($.24) for the same period in 2004.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 16, 1992, the Company and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980’s, the Defendant (through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”)), in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s regulatory financial statements. Furthermore, the Company entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

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

On October 17, 1997, the Company and Arnold & Porter (“Firm”) entered into a Retainer Agreement (“Retainer Agreement”) whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm. Accrued and unpaid fees through August 2005 were slightly in excess of $9 million. After payment of all accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by the Company in the litigation.

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

ITEM 2.DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2005 was $35,176,310.40.

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

OLD STONE CORPORATION

Date: October 20, 2005	/s/ James V. Rosati
James V. Rosati
President

- 14 -