Form 10-K
period 2005-12-31
OLD STONE CORP
filed 2006-02-23
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

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

Registrant’s Telephone Number, Including Area Code: (401) 351-6117

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($1.00 par value)

Cumulative Voting Convertible Preferred Stock, Series

B ($20.00 Stated Value, $1.00 Par Value)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “acceleration filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of December 31, 2005 was $24,476,285. See Item 5.

As of the close of business on December 31, 2005, 8,297,046 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Background

Old Stone Corporation “we”, “us”, “our” is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

On January 29, 1993, the Office of Thrift Supervision (“OTS”) declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States (“Bank”), insolvent, and appointed the Resolution Trust Company (“RTC”) as receiver (“Bank Closing”). The RTC formed a bridge bank, Old Stone Federal Savings Bank (“Bridge Bank”) which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of new officers on March 8, 1993 who have served until the current officers were elected in 2002. since that time. See Item 10 below, “Directors and Executive Officers of the Registrant.” We and the Bank have instituted a suit against the United States in connection with actions that took place prior to the Bank Closing (“Claims Court Litigation”). See Item 3 “Legal Proceedings” below.

As a result of the receivership of the Bank, we have undergone material changes in the nature of our business and we are no longer operating as a unitary savings and loan holding company. Until December 31, 2001, we held an equity interest in Old Stone Securities Company (“Old Stone Securities”), our only Significant Subsidiary. See “Significant Subsidiary” below. Old Stone Securities was closed as of that date and thereafter we have had no operations other than management of the Claims Court Litigation. See Item 3 “Legal Proceedings”. We have no equity interest in any other significant entity.

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

Regulation

In our capacity as registered transfer agent for the shares of our $1.00 par value Common Stock (“Common Stock”) and our Cumulative Voting Convertible Preferred Stock, Series B $20 stated value, $1.00 par value (“Preferred Stock”), we are subject to regulation by the U.S. Securities and Exchange Commission (“SEC”).

Employees

As of December 31, 2005, we had no active employees, but we retain one person as a part-time consultant who handles our stock transfers and related activities.

Recent Developments

On November 18, 2004, Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims issued a decision awarding Old Stone Corporation damages of $192.5 million in its longstanding suit against the U.S. Government. This decision has been appealed by the U.S. Department of Justice to the Federal Circuit Court of Appeals. Oral argument was held on December 9, 2005. See discussion of Claims Court Litigation in Item 3 “Legal Proceedings”.

ITEM 1A.	RISK FACTORS

Investors should be reminded of numerous risks inherent in the Claims Court Litigation and in the uncertainty and timing of its final outcome. See Item 3 “Legal Proceedings”. These risks include:

•

As of the time of this filing, the litigation has been pending for nearly 13 and ½ years and there is no assurance that it will be completed anytime soon. The government has made every effort to delay the case throughout its history and has exercised every opportunity to extend the maximum time frames for filings, extensions and appeals. This pattern of conduct will likely continue for the duration of this case.

•

There is currently no pre-judgment interest that is accruing on any amount that might be won in this case. Combined with the delays involved, the value of any award that may be received will have been significantly reduced by the time it has taken to prosecute this case.

•

Most of the issues central to the case occurred during the 1980’s and early 1990’s. The ability of witnesses to recall events and actions from that time becomes more difficult as time elapses. Documents pertinent to the case become more difficult to locate with the passage of time. Our key witnesses and advisors could die, become incapacitated or otherwise be unable to testify.

•

There is no certainty about the appellate process or its timing. The three-judge panel of the Federal Circuit Court of Appeals that is considering the case could affirm, reverse or remand the case. If affirmed or reversed, the losing party could seek en banc review of the case by the entire Federal Circuit Court of Appeals. If such review is denied, the appealing party could petition the U.S. Supreme Court for its review of the case. In the event that our case were remanded back to the U.S. Court of Federal Claims by the Circuit Court, the case would have to be re-tried in full or in part and the decision of that lower court could be appealed by either or both parties back to the Circuit Court. This process could take many additional months or years.

•

There are significant expenses that continue to accrue until the litigation is completed. See Item 3 “Legal Proceedings” with respect to any fees that might be payable to Arnold & Porter, LLP. Also, see Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”, regarding continued accrual of unpaid Preferred Dividends and Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock. See Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 13 “Certain Relationships and Related Transactions”, regarding other miscellaneous debts owed to creditors.

•

In addition to the above issues, there exists the possibility that any award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others.

All of the above risks should be taken into consideration in assessing the impact of the litigation and in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value, even after the receipt of a substantial award.

ITEM 1B.	UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2005, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2005, except as noted below.

On January 29, 1993, the OTS declared the Bank insolvent and appointed the RTC as receiver. See Item 1 above, “Business-Background.”

On September 16, 1992, Old Stone Corporation and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims (“Claims Court”). In connection with certain government-assisted acquisitions by Plaintiffs in the 1980s, Defendant (through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”)), in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill created in the acquisitions as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s financial statements. Furthermore, we entered into a Net Worth Maintenance Stipulation in which we agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs’ property without just compensation and unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which Defendant has been unjustly enriched. Defendant filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We filed an answer denying the allegations in such counterclaim.

Following the Bank Closing, the Bank’s claims and our claims were split into two separate actions. Our claims were separate and distinct from the claims of the Bank. An agency of Defendant, the Federal Deposit Insurance Corporation (“FDIC”), served as receiver for the Bank and maintained the Bank’s claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. In exchange for such dismissal, we agreed to allow the Bank to share in any tax benefits we received in the litigation or in any matters related thereto. On February 27, 1998, we filed a motion for summary judgment on liability, which Defendant opposed. This motion was denied by the Court in May of 2003 and the matter set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at a three-week trial, Judge Robert Hodges issued a decision on November 18, 2004 awarding us $192.5 million. Defendant received no award on its counterclaim against us. Defendant has appealed this decision to the U.S. Federal Circuit Court of Appeals, where the matter is currently pending. Oral argument was held by the three-Judge panel on December 9, 2005.

There are several similar cases pending before the U.S. Court of Federal Claims and the Circuit Court. Our case may depend upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of our case can be made at this time. See Item 1A. “Risk Factors”.

On October 17, 1997, Old Stone Corporation and Arnold & Porter (“Firm”) entered into a Retainer Agreement (“Retainer Agreement”) whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm, subject to the following thresholds: For an award of between $1 and $30 million, such fees are capped at $500,000; for an award greater than $30 million up to $60 million, such fees are capped at $1,000,000; and for an award greater than $60 million up to $100 million, such fees are capped at $1,500,000. For an award in excess of $100 million, there is no cap on such fees. Accrued and unpaid fees through December 2005 were approximately $9.8 million. After payment of accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by us in the Litigation. For an award of between $1 and $25 million (or the first $25 million of any larger award), the Firm shall receive an Incentive Fee equal to 10% of such sum; for an award greater than $25 million up to $50 million (or for that portion of any larger award that is greater than $25 million and up to $50 million), the Firm shall receive an Incentive Fee equal to 15% of such sum; for an award greater than $50 million up to $100 million (or for that portion of any larger award that is greater than $50 million and up to $100 million), the Firm shall receive an Incentive Fee of 20% of such sum; and for the portion of any award greater than $100 million, the Firm shall receive 25% of such sum.

In consideration for the agreements made by the Firm in the Retainer Agreement, the Firm received an outright assignment of its percentage interest in the right, title and interest in any judgment, settlement or consensual arrangement we receive from the Claims Court Litigation. Furthermore, as security for all amounts due to the Firm under the Retainer Agreement, we granted to the Firm a first priority security interest in and to the Claims Court Litigation and any proceeds derived from a judgment, settlement or other consensual resolution of such litigation. See also Item 11, “Executive Compensation” for a discussion of the fees to be paid to the Litigation Management Committee of the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the bulletin board and under the symbol OSTN. At December 31, 2005 there were approximately 39,875 common shareholders of record. High and low stock prices of our Common Stock for the fiscal year 2005 and for fiscal year 2004 were:

2005	High	Low
First Quarter	$4.80	$3.00
Second Quarter	4.00	2.80
Third Quarter	3.50	2.70
Fourth Quarter	3.00	2.75

2004	High	Low
First Quarter	$1.709	$1.109
Second Quarter	1.309	1.239
Third Quarter	1.709	1.26
Fourth Quarter	6.75	1.26

We discontinued dividends to holders of our Common Stock and Preferred Stock during the fourth quarter of 1991 and we do not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency of $35,804,458.80 as of December 31, 2005 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended, nor have we repurchased any shares of our Common Stock during the three months ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, “Business-Background.” Bank operations are not included in 2005 operations. At December 31, 2005 and 2004, our statements of financial condition do not include any assets or liabilities of the Bank.

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

The following schedule of selected financial information includes the five years ending December 31, 2005, 2004, 2003, 2002 and 2001.

Fiscal Year Ended:	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

INCOME:

Interest income	$0	$0	$0	$0	$11
Other income	7	8	21	4	126
Total income	7	8	21	4	137

EXPENSES:

Interest expense	0	0	0	0	0
Salaries and benefits	0	0	0	0	150
Other operating expenses	29	113	69	45	133
Total expenses	29	113	69	45	283

OPERATING (LOSS):

Oper. (loss) before inc tax	(22)	(105)	(47)	(42)	(146)
Income taxes (credit)	0	0	0	0	0
NET (LOSS)	(22)	(105)	(47)	(42)	(146)

Net loss avail to com shares	(2,534)	(2,618)	(2,560)	(2,555)	(2,708)
Net Loss per share	(.31)	(.32)	(.31)	(.31)	(.33)
Avg shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046	8,297,046

ASSETS:
Cash	25	10	20	2	36
Short-term investments	0	0	0	0	13
Loans receivable, net	0	0	0	0	0
Other assets	267	239	253	280	250
TOTAL	291	249	272	282	299

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) LIABILITIES:

Long-term debt	0	0	0	0	0
Other liabilities	1,610	1,546	1,464	1,426	1,401
Total liabilities	1,610	1,546	1,464	1,426	1,401
Redeem pref. stock	20,938	20,938	20,938	20,938	20,938
Stock equity (defic)	(22,257)	(22,235)	(22,130)	(22,082)	(22,040)
TOTAL	291	249	$272	$282	$299

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results for Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Interest income was $0 for the years ended December 31, 2005, and for the year ended December 31, 2004.

Other income, including securities gains, was $7,000 for the year ended December 31, 2005, compared to $8,000 for the year ended December 31, 2004.

From the time of the Bank Closing through 2001, our primary operating expenses were legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $29,000 for the year ended December 31, 2005, compared to $113,000 for the year ended December 31, 2004.

There were no salaries and benefits for the years ended 2005 or 2004.

Old Stone Corporation reported a net loss of $22,000 for the year ending December 31, 2005 compared with a net loss of $105,000 for the year ending December 31, 2004.

The loss per share was ($.31) for the year ended December 31, 2005 after the deduction of preferred dividends. The loss per share was ($.32) for the year ended December 31, 2004 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $35,804,458.80 as of December 31, 2005) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Interest income was $0 for the year ended December 31, 2004, and for the year ended December 31, 2003.

Other income, including securities gains, was $8,000 for the year ended December 31, 2004, compared to $21,000 for the year ended December 31, 2003.

Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Operating expenses were $113,000 for the year ended December 31, 2004, compared to $69,000 for the year ended December 31, 2003. There were no salaries and benefits for the year ended 2004 or 2003.

Old Stone Corporation reported a net loss of $105,000 for the year ended December 31, 2004 compared to a net loss of $47,000 for the year ended December 31, 2003.

The loss per share was ($.32) for the year ended December 31, 2004 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2003 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends in the foreseeable future. Further, we are prohibited from paying dividends on the Common Stock until the aggregate deficiency (totaling $35,804,458.80 as of December 31, 2005) on the Preferred Stock dividends is paid in full.

Liquidity and Capital Resources

At December, 31, 2005, we had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder’s deficit of $(22.3) million, compared to $.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of $(22.2) million at December 31, 2004.

On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in such litigation. At December 31, 2005, we had drawn down $195,000 on the ConReal line.

Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See “Current Operations” above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements for the year ended December 31, 2005 are filed as Exhibit 99 to this report. The Consolidated Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-K for inactive registrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our directors. See “Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of the right of the holders of our Preferred Stock to elect 20% of our directors.

The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.

Name	Age	Principal Occupation

Howard W. Armburst	78	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	68	Chairman of Old Stone Corporation since 1993; Partner, EAPD (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	72	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	75	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	58	Treasurer of Old Stone Corporation since 2002; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	62	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	58	Secretary of Old Stone Corporation since 2002; Vice President & General Counsel, Bacou-Dalloz USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	59

Director, State of R.I. Department of Business Regulation since January 2005 (government business regulator); prior to that date, Senior Vice President, First Trade Union Bank since June 1999 (banking institution)

James V. Rosati*	55

President of Old Stone Corporation since 2002; Partner, Riparian Partners LLC since 2006 (investment firm); President, Astoria Consulting, Inc. since January 2004 (business consulting); prior to that date, Consultant, Cookson America, Inc. (from 2001);

Alfred J. Verrecchia	63

President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) since May 2003; prior to that date, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc.; Director, FM Global; Director, CVS Corporation.

* Mr. Rosati also served as a Director from 1991 to 1993.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

None of our officers received any compensation for his service to us during the fiscal year 2005.

Compensation of Board of Directors

For the fiscal year ended December 31, 2005, Directors received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Claims Court Litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 102 meetings of the Board or Committees thereof, including four such meetings in 2005. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth below.

On October 23, 1998, our Board of Directors adopted a resolution establishing a Litigation Management Committee to effectively prosecute the Claims Court Litigation. This Committee was established in order to manage the litigation, including working with our outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Messrs. Buonanno, Hogg, Major and Rosati.

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

The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to us for the services they render in this regard unless they act with deliberate intent to injure, or with reckless disregard for the best interests of, Old Stone Corporation or its shareholders. Lastly, the members of the Committee shall be indemnified by us with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Claims Court Litigation (subject to the same caveat set forth in the previous sentence).

Corporate Governance

Because we have no present business activities, we do not have an audit, compensation or nominating committee, nor have we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Board of Directors has not considered whether and which of its directors are independent directors, and have not determined whether any of its members would be an audit committee financial expert as defined in the SEC’s rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2005 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Directors

The following table sets forth information furnished to us by all present Directors regarding amounts of Common Stock they owned on December 31, 2005. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and for all Directors as a group are less than one percent.

Name of Beneficial Owner	Number of Shares Beneficially Owned

Howard W. Armbrust	2,000
Bernard V. Buonanno, Jr..	4,613
Robert E. DeBlois	4,742
Thomas P. Dimeo	11,500 (1)
Thomas F. Hogg	16,916.107
Beverly E. Ledbetter	133
Winfield W. Major	18,538.449
A. Michael Marques	12,907
James V. Rosati	13,178.012 (2)
Alfred J. Verrecchia	1,525
All current Directors as a group (10 persons)	61,014.537

(1)          Excludes 1,000 shares owned by Mr. Dimeo’s spouse, as to which he disclaims beneficial ownership. Includes 10,000 shares owned indirectly by Mr. Dimeo in an IRA rollover account.

(2)          Excludes 2,000 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati’s spouse, and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati’s spouse as to which he disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards Angell Palmer & Dodge LLP (“EAPD”), a law firm retained by us on various legal matters. The dollar amount of fees incurred by EAPD during 2005 with respect to Old Stone did not exceed 5% of the firm’s gross revenues for 2005. We have been unable to pay EAPD currently for all of its legal work on our behalf. We have agreed to pay EAPD a multiple of up to 3 times any amount owed, depending on the amount we receive in the Claims Court Litigation. The outstanding and unpaid amount invoiced by EAPD as of December 31, 2005 was $193,410.09.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Because we are an “inactive registrant” as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation’s annual financial statements for the fiscal years ended December 31, 2005 and 2004.

All Other Fees. There were no other fees for services rendered to us for the fiscal years ended December 31, 2005 or 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)          The following consolidated financial statements of Old Stone Corporation and its subsidiaries are filed as Exhibit 99 to this report:

Consolidated Balance Sheets- December 31, 2005 and 2004

Consolidated Statements of Operations- Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flow- Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Not Applicable

(3)	List of Exhibits-- See Item 14(c) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(10)        Letter Agreement dated October 17, 1997 between Registrant and Arnold & Porter (Incorporated by reference to Exhibit 10 of our Form 10-K for the fiscal year ended December 31, 1998)

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(99)	Consolidated Financial Statements for Old Stone Corporation for the years ended December 31, 2005, 2004 and 2003

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

February 22, 2006	By: /s/ James V. Rosati
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2006.

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