Form 10-Q
period 2006-03-31
OLD STONE CORP
filed 2006-05-05
CIK 74273

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _______	Accelerated filer _____	Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes:	No: X

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2006: 8,297,046.238

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	March 31, 2006	December 31, 2005

ASSETS	Unaudited	Unaudited

Cash	$20	$25
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2006 and in 2005)	0	0
Other assets	262	267

TOTAL ASSETS	$282	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,609	$1,610

TOTAL LIABILITIES	$1,609	$1,610

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2006 and 2005	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,500)	(150,492)
Treasury stock, at cost; 54,000 shares in 2006 and 2005	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,265)	(22,257)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$282	$291

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

INCOME:
Interest income	$4	$0
Other income	0	2

TOTAL INCOME	4	2

EXPENSES:
Salaries and employee benefits	0	0
Net occupancy expense	0	0
Equipment expense, including depreciation	0	0
Other expenses	13	7
TOTAL EXPENSES	13	7

Income (Loss) from continuing operations before income taxes	(8)	(5)
Income taxes	0	0
NET INCOME (LOSS)	($8)	($5)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($636)	($633)

(LOSS) PER SHARE	($.08)	($.08)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended March 31, 2006 and 2005

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2004	$8,300	$91,079	$30,000	($150,470)	($1,143)	($22,235)

Net (loss)				(5)		(5)

Accretion of discount on preferred stock, series B		(0)				(0)

March 31, 2005	$8,300	$91,079	$30,000	($150,475)	($1,143)	($22,240)
December 31, 2005	$8,300	$91,079	$30,000	($150,492)	($1,143)	($22,257)

Net (loss)				(8)		(8)

Accretion of discount on preferred stock, series B		(0)				(0)
March 31, 2006	$8,300	$91,079	$30,000	($150,500)	($1,143)	($22,265)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

($ In Thousands)

(Unaudited)

	2006	2005

Operating activities:
Net (loss)	($8)	($5)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net change in other assets/liabilities	4	0

Net cash provided by (used in) operating activities	(4)	(5)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0
Financing activities:
Borrowings under Line of Credit	0	0

Increase (decrease) in cash	(4)	(5)

Cash at beginning of period	25	10

Cash at end of period	$20	$5

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2006 and 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended March 31,
	2006	2005

PRIMARY (LOSS):
Net (loss)	($8)	($5)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
Net (loss) applicable to common stock	($636)	($633)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($8)	($5)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
TOTAL NET (LOSS)	($636)	($633)

Average shares outstanding	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of March 31, 2006, cumulative preferred dividends of $36,432,607.20 ($34.80 per share) had not been declared or paid.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued, it has a net equity deficiency of approximately $22,265,000 at March 31, 2006 and is subject to a number of commitments and contingencies, as follows:

•	The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Corporation to be able to meet its redemption obligations unless the Corporation is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and the Corporation’s Current Report on Form 8-K filed November 22, 2004.

All of the above create an uncertainty as to the Corporation's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation's business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The only current operation of the Corporation is the management of the Claims Court Litigation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

Management has invested, and intends in the future to invest, the Corporation's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At March 31, 2006, the Corporation had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of $22.3 million, compared to $.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of $22.2 million at March 31, 2005.

On September 26, 2003, the Corporation entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Corporation may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At March 31, 2006, the Corporation had drawn down $195,000 on the ConReal line.

The Corporation's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Corporation's current activities pending resolution of any potential claims.

Results of Operations

Total income increased $2,000 for the three-month period ended March 31, 2006 as compared to the same period in 2005.

Interest income was $4,000 and $0, respectively, for the three-month periods ended March 31, 2006 and 2005. Other income was $0 for the three-month period ended March 31, 2006, compared to $2,000 for the three-month period ended March 31, 2005.

Total expenses increased $6,000 for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

Since the beginning of 2002, the Corporation's primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $13,000 for the three-month period ended March 31, 2006, compared to $7,000 for the same period in 2005.

As a result of the foregoing, the Corporation reported a net loss of $8,000 for the three-month period ended March 31, 2006, compared to net loss of $5,000 for the same period in 2005.

The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2006 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2005 after the deduction of preferred dividends of $628,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends in the foreseeable future. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. (See Note 4 above.)

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

On February 27, 1998, the Corporation filed a motion for summary judgment which the Defendant opposed. This motion was denied by the Court in May of 2003 and the matter set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert H. Hodges, Jr. issued a decision on November 18, 2004 awarding the Corporation $192.5 million. The defendant has appealed this decision to the U.S. Federal Circuit Court of Appeals, where the matter is currently pending. Oral argument was held on December 9, 2005.

There are several similar cases pending before the U.S. Court of Federal Claims. Our case may be dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Corporation's case can be made at this time.

For the most recent information on this litigation, please refer to the Corporation’s Report on Form 8-K filed November 22, 2004 and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

On October 17, 1997, the Corporation and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Corporation directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm, depending on the amount we receive in the litigation. Accrued and unpaid fees through December 2005 were slightly less than $10 million. After payment of all accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount we recover in the litigation.

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

The Corporation has been unable to pay Edwards Angell Palmer & Dodge LLP, a law firm retained by the Corporation on various legal matters, currently for all of its legal work on the Corporation’s behalf. Mr. Buonanno is a partner in this firm. The Corporation has agreed to pay Edwards Angell Palmer & Dodge LLP a multiple of up to 3 times any amounts owed, depending on the recovery received in the litigation, in the event that the Corporation is successful in the Claims Court Litigation. The outstanding unpaid balance invoiced by Edwards Angell Palmer & Dodge LLP through March 31, 2006 was $193,410.09.

ITEM 1A. RISK FACTORS

Investors should be reminded of numerous risks inherent in the Claims Court Litigation and in the uncertainty and timing of its final outcome. See Part II, Item 1 “Legal Proceedings”. These risks include:

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

•

There are significant expenses that continue to accrue until the litigation is completed.  See Part II, Item 1 of this Form 10-Q and the following Items contained in the Company's Form 10-K for the year ended December 31, 2005:  Item 3 “Legal Proceedings” with respect to any fees that might be payable to Arnold & Porter, LLP; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”, regarding continued accrual of unpaid Preferred Dividends; Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock; Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 13 “Certain Relationships and Related Transactions”, regarding other miscellaneous debts owed to creditors.

•

In addition to the above issues, there exists the possibility that any award may be subject to federal and state tax claims as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others.

All of the above risks should be taken into consideration in assessing the impact of the litigation and in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value, even after the receipt of a substantial award.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Corporation’s directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2006 was $36,432,607.20.

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

OLD STONE CORPORATION

Date: May 3, 2006	/s/ James V. Rosati
James V. Rosati
President

- 16 -