Form 10-Q
period 2006-06-30
OLD STONE CORP
filed 2006-07-28
CIK 74273

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of _______________ to ________________

Commission File Number 0-8016

OLD STONE CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island	05-0341273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Financial Center, 24th Floor Providence, Rhode Island	02903
(Address of Principal Executive Office)	Zip Code

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes:	No: X

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of June 30, 2006: 8,297,046.238.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	June 30, 2006	December 31, 2005

	Unaudited	Unaudited

ASSETS
Cash	$14	$25
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2006 and in 2005)	0
	0	0
Other assets	256	267

TOTAL ASSETS	$270	$291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Other Liabilities	$1,613	$1,610

TOTAL LIABILITIES	1,613	1,610

REDEEMABLE PREFERRED STOCK

Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares outstanding 2006 and 2005	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,516)	(150,492)
Treasury stock, at cost; 54,000 shares in 2006 and 2005	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,280)	(22,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$270	$291

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

($ in Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

INCOME

Interest income	$0	$0	$0	$0
Other income	3	1	7	3
TOTAL INCOME	3	1	7	3

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expenses, including depreciation	0	0	0	0
Other expenses	14	3	31	10
TOTAL EXPENSES	14	3	31	10

Income (loss) from continuing operations before income taxes	(11)	(2)	(24)	(7)
Income taxes	0	0	0	0
NET INCOME (LOSS)	$(11)	$(2)	$(24)	$(7)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	(639)	(631)	(1,280)	(1,263)

(LOSS) PER SHARE	$(.08)	$(.08)	$(.15)	$(.15)

AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2006 and 2005

($ In Thousands)

(Unaudited)

	Common Stock	Paid-In Capital	Surplus	Additional Accumulated (Deficit)	Treasury Stock	Total

December 31, 2004	$8,300	$91,079	$30,000	($150,470)	($1,143)	($22,235)

Net income (loss)				(7)		(7)
Accretion of discount on preferred stock, series B		0				0

June 30, 2005	$8,300	$91,079	$30,000	($150,477)	($1,143)	($22,242)

December 31, 2005	$8,300	$91,079	$30,000	($150,492)	($1,143)	($22,257)

Net (loss)				(24)		(24)
Accretion of discount on preferred stock, series B		0				0

June 30, 2006	$8,300	$91,079	$30,000	($150,516)	($1,143)	($22,280)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

($ In Thousands)

(Unaudited)

	2006	2005

Operating activities:
Net income (loss)	$(24)	$(7)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:	14	(1)
Other, net

Net cash provided (used) by operating activities	(10)	(8)
Investing activities: Net (decrease) in investments	0	0
Net (increase) decrease in loans	0	0
Net cash (used) by investing activities	0	0

Financing activities: Increase in borrowings	0	0
Increase (decrease) in cash	(10)	(8)
Cash at beginning of period	25	10

Cash at end of period	$14	$3

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Through January 28, 1993, Old Stone Corporation (“Company” or “OSC”) was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (“Bank” or “Old Stone”). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (“OTS”) placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”) to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (“RTC”) was appointed Receiver to handle all matters related to Old Stone and Conservator of Old Stone Federal.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, and operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

($ in Thousands except for per share data)

(Unaudited)

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
PRIMARY (LOSS):
Net income (loss)	$(11)	$(2)	$(24)	$(7)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
Net (loss) applicable to common stock	($639)	($631)	($1,280)	($1,263)

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued operations	($11)	($2)	($24)	($7)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
TOTAL NET (LOSS)	($639)	($631)	($1,280)	($1,263)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.15)	($.15)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2006, cumulative preferred dividends of $37,060,755.60 ($35.40 per share) had not been declared or paid. See Note 5 below. Also, see Item 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately $22,280,000 at June 30, 2006 and is subject to a number of commitments and contingencies, as follows:

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, management does not expect the Company to be able to meet its redemption obligations on its Preferred Series B stock unless the Company is successful in the Claims Court Litigation. For further information regarding this litigation, refer to the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s Current Reports on Form 8-K filed November 22, 2004, June 1, 2006 and July 11, 2006. For further information on the Company’s redemption obligations, see Item 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

All of the above create an uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank being placed in receivership, the Company’s business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer, which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The Company’s only remaining line of business is management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Management has invested, and intends in the future to invest, the Company’s assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation.

Liquidity and Capital Resources

At June 30, 2006, the Company had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ deficit of $22.3 million, compared to $.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of $22.2 million at June 30, 2005.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Company may draw on a credit line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At June 30, 2006, the Company had drawn down $195,000 on the ConReal line of credit.

The Company’s assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company’s current activities pending resolution of any potential claims.

Results of Operations

Total income increased $2,000 for the three-month period ended June 30, 2006 as compared to the same period in 2005. Total income year to date increased by $4,000 as compared to the same period in 2005.

Interest income was $0 and $0, respectively, for the three-month period ended June 30, 2006 and 2005. Other income was $3,000 for the three-month period ended June 30, 2006, compared to $1,000 for the three-month period ended June 30, 2005.

Total expenses increased $11,000 for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005.

Total expenses year to date increased $21,000 as compared to the same period in 2005. The increase was primarily attributable to insurance premium costs and legal expenses.

Since the beginning of 2002, the Company’s primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $14,000 for the three-month period ended June 30, 2006, compared to $3,000 for the same period in 2005. Operating expenses year to date were $31,000 compared to $10,000 for the same period in 2005.

As a result of the foregoing, the Company reported a net loss of $14,000 for the three-month period ended June 30, 2006, compared to a net loss of $2,000 for the same period in 2005. The net loss year to date was $24,000, compared to a net loss of $7,000 for the same period in 2005.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

The loss per share available for common stockholders was $.08 for the three-month period ended June 30, 2006 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was $.08 for the three-month period ended June 30, 2005 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay such dividends in the future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred Stock dividends is paid in full. Total loss per share year to date, was $.15 as compared to $.15 for the same period in 2005.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 16, 1992, the Company and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims (“Claims Court Litigation”). In connection with certain government-assisted acquisitions by Plaintiffs in the 1980’s, the Defendant, through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”), in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s regulatory financial statements. Furthermore, the Company entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, in the Claims Court Litigation, Plaintiffs allege (i) breach of contract by the United States resulting in substantial injury to Plaintiffs, (ii) effecting a taking of Plaintiffs’ property without just compensation, and (iii) unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant filed a counterclaim against the Company for alleged breach of the Company’s Net Worth Maintenance Stipulation. The Company denied the allegations in such counterclaim.

Following the Bank’s being placed in receivership, the Bank’s claims and the claims of the Company were split into two separate actions. The Company’s claims are separate and distinct from the claims of the Bank. The FDIC served as Receiver for the Bank and maintained the Bank’s claims against the Defendant until a settlement was reached between the Company and the FDIC in 2003, according to which the Bank’s claims were dismissed from the litigation in exchange for certain tax considerations in the event of a recovery. See Part 1. Item II. Risk Factors.

On February 27, 1998, the Company filed a motion for summary judgment on liability which was granted by the Court in May of 2003 and the matter was set down for trial in May and June of 2004 on the amount of damages to be awarded. After hearing testimony and reviewing documentation presented at trial, Judge Robert H. Hodges, Jr. issued a decision on November 18, 2004 awarding the Company $192.5 million. The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which held oral argument on December 9, 2005. The panel issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition seeking reconsideration of the panel’s decision on July 7, 2006, which is currently pending. The Defendant did not petition for reconsideration.

There are several similar cases pending before the Court of Federal Claims and the Federal Circuit Court of Appeals. Our case may be dependent upon the outcome of other cases which are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company’s case can be made at this time.

For the most recent information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006 and July 11, 2006.

On October 17, 1997, the Company and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank, in the Claims Court Litigation. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm, although that amount is capped until a certain threshold is reached of the amount received in the litigation. Unpaid Accrued Fees through June 2006 were approximately $10 million. After payment of Accrued Fees owed, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount we recover in the litigation.

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

In addition, on October 23, 1998, the Company’s Board of Directors adopted a resolution establishing a Litigation Management Committee (“Committee”) to effectively prosecute the Claims Court Litigation. This Committee was established in order to manage the litigation, including working with our outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Bernard V. Buonanno, Jr., Thomas F. Hogg, Winfield W. Major and James V. Rosati.

In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company’s achieving a certain threshold of award in the Claims Court

Litigation and then higher sums up to the maximum, depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement.

The members of the Committee shall also be reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee shall not be liable to the Company for the services they render in this regard unless they act with deliberate intent to injure, or with reckless disregard for the best interests of, the Company or its shareholders. Lastly, the members of the Committee shall be indemnified by the Company with respect to any damages they incur as a result of any action, suit or other proceeding arising out of or relating to the Court of Claims Litigation (subject to the same caveat set forth in the previous sentence).

The Company has been unable to pay Edwards Angell, Palmer & Dodge, LLP (“EAPD”), a law firm retained by the Company on various legal matters, currently for all of its legal work on the Company’s behalf. Mr. Buonanno is a partner in EAPD. The Company has agreed to pay EAPD a multiple from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company is successful in such litigation. The outstanding unpaid balance invoiced by EAPD through June 30, 2006 was $193,410.09.

ITEM 1A	RISK FACTORS

Risk Factors

Investors should be alerted to numerous risks inherent in the Claims Court Litigation and in the uncertainty and timing of its final outcome. See Part II, Item 1 “Legal Proceedings”. These risks include:

•

As of the time of this filing, the litigation has been pending for over 13 and ½ years and there is no assurance that it will be completed anytime soon. The government has made every effort to delay the case throughout its history and has exercised every opportunity to extend the maximum time frames for filings, extensions and appeals. This pattern of conduct will likely continue for the duration of this case.

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

•

There is no certainty about the appellate process or its timing. The Federal Circuit Court of Appeals that is reviewing our petition could decide not to reconsider the three-judge panel’s decision. Even if reconsidered, the Circuit Court could affirm or reverse the panel’s decision, or remand the case. If such reconsideration is denied, we could petition the U.S. Supreme Court for its review of the case. In the event that our case were remanded back to the U.S. Court of Federal Claims by the Circuit Court, the case may have to be re-tried in full or in part and the decision of that lower court could be appealed by either or both parties back to the Circuit Court. This process could take many additional months or years.

•

There are significant expenses that continue to accrue until the litigation is completed. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005: Item 3 “Legal Proceedings” with respect to any fees that might be payable to Arnold & Porter, LLP; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”, regarding continued accrual of unpaid Preferred Dividends; Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock; Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 13 “Certain Relationships and Related Transactions”, regarding other miscellaneous debts owed to creditors. See also Part II. Item 1. Legal Proceedings, below.

•

In addition to the above issues, there exists the possibility that any award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others. For example, the Federal Deposit Insurance Corporation (“FDIC”), on behalf of Old Stone Bank, may assert a claim to a portion of the tax savings realized by the Company from the use of any of its net operating losses. See also Part II. Item 1. Legal Proceedings, below.

All of the above risks should be taken into consideration in assessing the impact of the litigation and in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value, even after the receipt of a substantial award.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2006 was $37,060,755.60.

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

Date: July 26, 2006

/s/ James V. Rosati

James V. Rosati

President