Form 10-Q
period 2006-09-30
OLD STONE CORP
filed 2006-10-24
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2006

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

Large accelerated filer _______Accelerated filer _____	Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes:	No: X

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2006: 8,297,046.238.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	September 30, 2006	December 31, 2005

ASSETS	Unaudited	Unaudited

Cash	$3	$25
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2004 and in 2003)	0	0
Other assets	282	267

TOTAL ASSETS	$286	$291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,636	$1,610

TOTAL LIABILITIES	$1,636	$1,610

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2006 and 2005	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,525)	(150,492)
Treasury stock, at cost; 54,000 shares in 2006 and 2005	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,289)	(22,257)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$286	$291

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

INCOME:
Interest income	$0	$0	$6	$1
Other income	3	0	4	2

TOTAL INCOME	3	0	10	3

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expense, including depreciation	0	0	0	0
Other expenses	12	4	43	15
TOTAL EXPENSES	12	4	43	15

Income (Loss) from continuing operations before income taxes	(9)	(4)	(33)	(12)
Income taxes	0	0	0	0
NET INCOME (LOSS)	($9)	($4)	($33)	($12)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($637)	($632)	($1,917)	($1,896)

(LOSS) PER SHARE	($.08)	($.08)	($.23)	($.23)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2006 and 2005

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2004	$8,300	$91,079	$30,000	($150,470)	($1,143)	($22,235)

Net (loss)				(12)		(12)

Accretion of discount on preferred stock, series B		(0)				(0)

September 30, 2005	$8,300	$91,079	$30,000	($150,482)	($1,143)	($22,246)
December 31, 2005	$8,300	$91,079	$30,000	($150,492)	($1,143)	($22,257)

Net (loss)				(33)		(33)

Accretion of discount on preferred stock, series B		0				0
September 30, 2006	$8,300	$91,079	$30,000	($150,525)	($1,143)	($22,289)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

($ In Thousands)

(Unaudited)

	2006	2005

Operating activities:
Net (loss)	($33)	($12)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	(14)	36

Net cash (used) by operating activities	(47)	(48)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0
Financing Activities: Net increase in borrowings Net cash provided by financing activities	25	40
Increase (decrease) in cash	(22)	(8)

Cash at beginning of period	25	10

Cash at end of period	$3	$3

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2006 and 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

($ in Thousands except for per share data)

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

PRIMARY (LOSS):
Net (loss)	($9)	($4)	($33)	($12)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884
Net (loss) applicable to common stock	($637)	($632)	($1,917)	($1,896)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($9)	($4)	($33)	($12)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,884	1,884
TOTAL NET (LOSS)	($637)	($632)	($1,917)	($1,896)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)	($.23)	($.23)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of September 30, 2006, cumulative preferred dividends of $37,688,904 ($36.00 per share) had not been declared or paid. See Note 5 below.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately ($22,289,000) at September 30, 2006 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Company to be able to meet its redemption obligations unless the Company is successful in its litigation against the United States.  For further information regarding the litigation against the United States, refer to the notes to the consolidated financial statement in the Company's annual report on Form 10-K for the year ended December 31, 2005 and the Company’s Current Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006 and October 2, 2006.  For further information on the Company’s redemption obligations, see Item 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

All of the above create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank being placed in receivership, the Company's business activities through December 31, 2001 included its only significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The Company’s only remaining line of business is management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation.

Liquidity and Capital Resources

At September 30, 2006, the Company had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders' deficit of ($22.3) million, compared to $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.2) million at September 30, 2005.

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Company may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. At September 30, 2006, the Company had drawn down $220,000 on the ConReal line.

The Company's assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with the Company's current activities pending resolution of any potential claims.

Results of Operations

Total income was $3,000 greater for the three-month period ended September 30, 2006 as compared to the same period in 2005. Total income year-to-date increased by $7,000 as compared to the same period in 2005.

Interest income was $0 and $0, respectively, for the three-month periods ended September 30, 2006 and 2005. Other income was $4,000 for the nine-month period ended September 30, 2006, compared to $2,000 for the nine-month period ended September 30, 2005.

Total expenses increased $8,000 for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005.

Total expenses year-to-date increased $28,000 as compared to the same period in 2005. The increase was primarily attributable to a increase in insurance premium costs and legal expenditures.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Since the beginning of 2002, the Company’s primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $12,000 for the three-month period ended September 30, 2006, compared to $4,000 for the same period in 2005. Operating expenses year-to-date were $43,000 compared to $15,000 for the same period in 2005. The increase was primarily attributable to higher insurance premium costs and legal expenditures.

As a result of the foregoing, the Company reported a net loss of ($9,000) for the three-month period ended September 30, 2006, compared to net loss of ($4,000) for the same period in 2005.

The loss per share available for common stockholders was ($.08) for the three month period ended September 30, 2006 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was ($.08) for the three-month period ended September 30, 2005 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year-to-date was ($.23) as compared to ($.23) for the same period in 2005.

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon these acts, Plaintiffs allege breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs' property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant filed a counterclaim against the Company for alleged breach of the Company's net worth maintenance agreement. The Company filed an answer denying such counterclaim.

Following the Bank Closing, the Bank and the Company separately litigated their respective claims against the government. An agency of the Defendant served as Receiver for the Bank and maintained the Bank's claims against the Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed from the litigation.

On February 27, 1998, the Company filed a motion for summary judgment which the Defendant opposed. This motion was denied by the Court in May of 2003 and the matter was set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert Hodges issued a decision on November 18, 2004 awarding the Company $192.5 million. The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which held oral argument on December 9, 2005. The panel issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition to the Federal Circuit Court of Appeals on July 7, 2006 seeking reconsideration of the decision by the panel or rehearing by the Federal Circuit en banc. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, the Federal Circuit Court denied our petition. The Company has stated that it will file a petition with the U.S. Supreme Court seeking a review of the Federal Circuit decision.

There are several similar cases pending before the U.S. Court of Federal Claims and the Federal Circuit Court of Appeals. The Company’s case may be dependent upon the outcome of other cases that are currently being, or will soon be, litigated on damages. No prediction as to the timing or the outcome of the Company's case can be made at this time.

For the most recent information on this litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006 and October 2, 2006.

On October 17, 1997, the Company and Arnold & Porter ("Firm") entered into a Retainer Agreement ("Retainer Agreement") whereby the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm, although that amount is capped until a certain threshold is reached of the amount received in the litigation. Unpaid Accrued Fees through September 2006 were slightly in excess of $10 million. After payment of Accrued Fees owed, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of various increments of the award, depending on the amount recovered by the Company in the litigation. By our estimation, if the $74.5 million award of the Federal Circuit were upheld, the Firm would be entitled to approximately $13.1 million.

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

In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company achieving a certain threshold of award in the litigation and then higher sums up to the maximum depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement. If the $74.5 million award in the Claims Court Litigation were upheld, then the Committee would be entitled to $922,500.

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

Since December 1992, Directors have received no current compensation for serving on the Board or attending committee meetings. However on October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Court of Claims litigation. The deferred compensation to be paid to the Directors would be $5,000 per year and $500 per meeting. Since January, 1993, there have been 106 meetings of the Board or Committees thereof, including four such meetings in 2006. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth above. If the $74.5 million award were to be upheld, the Directors would be entitled to receive $867,000 (based on current year and number of meetings to date).

The Company has been unable to pay Edwards Angell Palmer & Dodge, LLP, (“EAPD”) a law firm retained by the Company on various legal matters, currently for all of its legal work on the Company’s behalf. Mr. Buonanno is a partner in this firm. The Company has agreed to pay EAPD a multiple of up to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company is successful in such litigation. The outstanding unpaid balance invoiced by EAPD through September 30, 2006 was $197,266.53. If the $74.5 million award were upheld, EAPD would be entitled to 1.5 times this amount, or approximately $296,000.

ITEM 1A. RISK FACTORS

Risk Factors

Investors should be alerted to numerous risks inherent in the Claims Court Litigation and in the uncertainty and timing of its final outcome. See Part II, Item 1. Legal Proceedings. These risks include:

•

As of the time of this filing, the litigation has been pending for over 14 years and there is no assurance that it will be completed anytime soon.  The government has made every effort to delay the case throughout its history and has exercised every opportunity to extend the maximum time frames for filings, extensions and appeals.  This pattern of conduct will likely continue for the duration of this case.

•

There is currently no pre-judgment interest that is accruing on any amount that might be won in this case.  Combined with the delays involved, the value of any award that may be received will have been significantly reduced by the time it has taken to prosecute this case.

•

Most of the issues central to the case occurred during the 1980’s and early 1990’s.  If the matter were remanded to the Claims Court for further hearings, the ability of witnesses to recall events and actions from that time may become more difficult as time elapses.  Documents pertinent to the case may become more difficult to locate with the passage of time.  Our key witnesses and advisors could die, become incapacitated or otherwise be unable to testify.

•

There is no certainty about the appellate process or its timing.  The Federal Circuit Court of Appeals denied our petition to rehear/review the three-judge panel’s decision.  We have decided to petition the U.S. Supreme Court for its review of the case.  In the event that our case were remanded back to the U.S. Court of Federal Claims by the Supreme Court, the case may have to be re-tried in full or in part and the decision of that lower court could be appealed by either or both parties back to the Circuit Court.  This process could take many additional months or years.

•

There are significant expenses that continue to accrue until the litigation is completed.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:  Item 3 “Legal Proceedings” with respect to any fees that might be payable to Arnold & Porter, LLP (and also Part II, Item 1 below); Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”, regarding continued accrual of unpaid Preferred Dividends (and also Part I, Item 1, Note 4 above and Part II, Item 3 below); Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock; Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee (and also Part II, Item 1 below); Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions”, regarding other miscellaneous debts owed to creditors.  See also Part II.  Item 1. Legal Proceedings in general, below.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and does not expect to pay any dividends on such stock for the foreseeable future. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2006 was $37,688,904. The Preferred Stock dividend continues to accrue at $628,148 per quarter. See Form 10-K for the year ended December 31, 2005, Item 6 “Selected Financial Data” regarding mandatory redemption of the Preferred Stock.

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

OLD STONE CORPORATION

Date: October 24, 2006	/s/ James V. Rosati
James V. Rosati
President