Form 10-K
period 2006-12-31
OLD STONE CORP
filed 2007-03-14
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

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

B ($20.00 Stated Value, $1.00 Par Value)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2006 was $16,060,262. See Item 5.

As of the close of business on December 31, 2006, 8,297,046 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Background

Old Stone Corporation ("we", "us", "our") is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

On January 29, 1993, the Office of Thrift Supervision ("OTS") declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States ("Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver ("Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank ("Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of officers on March 8, 1993 who served until the current officers were elected in 2002. See Item 10 below, "Directors, Executive Officers and Corporate Governance." We and the Bank have instituted a suit against the United States in connection with actions that took place prior to the Bank Closing (“Claims Court Litigation”). See Item 1 “Recent Developments” and “Risk Factors” and Item 3 "Legal Proceedings" below.

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

Employees

As of December 31, 2006, we had no active employees, but we retain one person as a part-time consultant who handles our stock transfers and related activities.

Recent Developments

On May 25, 2006, a three-Judge panel of the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part the decision of Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims in Old Stone’s longstanding suit against the U.S. Government. The Federal Circuit reduced the amount awarded to Old Stone from $192.5 million to $74.5 million. See Old Stone Corporation Current Report on Form 8-K, dated June 1, 2006. On September 21, 2006, Old Stone’s motion to have the three-Judge panel reconsider its decision or to have the Federal Circuit en banc hear the case was denied. See Old Stone Corporation Current Reports on Form 8-K, dated July 11, 2006 and October 2, 2006. Old Stone filed a Petition for a Writ of Certiorari to the U.S. Supreme Court on December 14, 2006, which Petition is pending before the Court, with a decision on whether or not to accept the review expected at any time. See discussion of Claims Court Litigation in Item 3 “Legal Proceedings”.

ITEM 1A.	RISK FACTORS

Investors should be reminded of numerous risks inherent in investing in our securities and in the Claims Court Litigation, including the uncertainty and timing of its final outcome. See Item 3 “Legal Proceedings”. These risks include:

•

As of the time of this filing, the litigation has been pending for nearly 14 and ½ years and there is no assurance that it will be completed anytime soon. The government has made every effort to delay the case throughout its history and has exercised every opportunity to extend the maximum time frames for filings, extensions and appeals. This pattern of conduct will likely continue for the duration of this case.

•

There is currently no pre-judgment interest accruing on any amount that might be won in this case. Combined with the delays involved, the value of any award that may be received will have been significantly reduced by the time it has taken to prosecute this case.

•

Should the case be remanded to the Claims Court for further fact-finding, there could be impediments to further prosecution of our case. Most of the issues central to the case occurred during the 1980’s and early 1990’s. The ability of witnesses to recall events and actions from that time becomes more difficult as time elapses. Documents pertinent to the case become more difficult to locate with the passage of time. Our key witnesses and advisors could die, become incapacitated or otherwise be unable to testify.

•

There is no certainty about the appellate process or its timing. The U.S. Supreme Court, which is considering our Petition for Writ of Certiorari, could grant or deny the Petition. If such Petition is denied, the case would be completed and the Federal Circuit’s decision would stand. In the event that the Supreme Court were to grant our Petition, the case would be set down for oral argument either at the end of the Court’s current Term or near the beginning of the next Term, which begins in October 2007. In such case, a decision would be rendered most likely in the early part of 2008, but we cannot predict what that decision might be or exactly when it might be issued. This process could take many additional months or years.

•

There are significant expenses that continue to accrue until the litigation is completed. See Item 3 “Legal Proceedings” with respect to any fees that might be payable to Arnold & Porter, LLP. Also, see Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”, regarding continued accrual of unpaid Preferred Dividends and Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock. See Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, regarding amounts we owe under a line of credit, and Item 13 “Certain Relationships and Related Transactions, and Director Independence”, regarding payments to related parties.

•

In addition to the above issues, there exists the possibility that any award may be subject to federal and state tax claims as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others. In the event of an award of $74.5 million in the Claims Court Litigation, we believe, based on preliminary review and discussions with advisers, that it is unlikely that such award would be subject to federal and state taxes. Notwithstanding this position, it is possible that proceeds from the award may need to be reserved for tax contingencies.

•

In the event that our Petition to the U.S. Supreme Court is denied and the Federal Circuit Court’s decision awarding us $74.5 million is upheld, the Claims Court Litigation will be concluded upon finalization of the decision and payment of the damages award by the United States. In such event, after payments to creditors and administrative fees, and obligations to Preferred Series B shareholders, we do not expect there would be any funds available for the benefit of our Common Shareholders.

•

The amount currently required to fully redeem the Preferred Shares, including cumulative, undeclared and unpaid dividends, is $59,255,332.40. Accordingly, in the event of a $74.5 million award, after payments to creditors and administrative expenses, it is unlikely that there would be sufficient funds to fully redeem the Preferred shares.

All of the above risks should be taken into consideration in assessing the impact of the Claims Court Litigation and in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value, even after the receipt of a substantial award.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2006, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2006, except as noted below.

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

Following passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs instituted the Claims Court Litigation, alleging breach of contract by the United States, which resulted in substantial injury to Plaintiffs, effected a taking of Plaintiffs' property without just compensation and unjustly enriched Defendant at the expense of Plaintiffs. Plaintiffs seek compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which Defendant has been unjustly enriched. Defendant filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We filed an answer denying the allegations in such counterclaim.

Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims were separate and distinct from the claims of the Bank. An agency of Defendant, the Federal Deposit Insurance Corporation ("FDIC"), served as receiver for the Bank and maintained the Bank's claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. In exchange for such dismissal, we agreed to allow the Bank to share in any tax benefits we received in the litigation or in any matters related thereto. On February 27, 1998, we filed a motion for summary judgment on liability, which Defendant opposed. This motion was denied by the Claims Court in May of 2003 and the matter was set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at a three-week trial, Judge Robert Hodges, Jr. issued a decision on November 18, 2004 awarding us $192.5 million. Defendant received no award on its counterclaim against us. Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals. Oral argument was held by a three-Judge panel of the Federal Circuit Court on December 9, 2005. On May 25, 2006, the three-Judge panel issued its decision affirming in part and reversing in part the Claims Court award to Old Stone. In particular, the Court reversed Judge Hodges’ award of $118 million in restitution claims by Old Stone for capital contributions made by the Corporation to Old Stone Bank in 1984 and 1985 in connection with two acquisitions of supervisory thrifts, but left intact his award of $74.5 million for post-breach damages caused by Defendant.

We filed a Petition with the Federal Circuit Court on July 7, 2006, seeking either a rehearing by the three-Judge panel or a reexamination of the panel’s decision by the entire Circuit Court. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, our Petition was denied by the Federal Circuit Court.

On December 14, 2006, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court seeking a review of the Federal Circuit Court’s decision. Defendant filed a brief in opposition and the U.S. Chamber of Commerce filed an amicus curiae brief in support of our Petition. We filed our reply brief on February 26, 2007 and the Petition is currently pending before the U.S. Supreme Court.

There is no certainty about the appellate process or its timing. No prediction as to the timing or the outcome of our case can be made at this time. See Item 1A. “Risk Factors”.

On October 17, 1997, Old Stone Corporation and Arnold & Porter LLP (the "Firm") entered into a Retainer Agreement ("Retainer Agreement") with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm is entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm shall be entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, subject to the following thresholds: For an award of between $1 and $30 million, such fees are capped at $500,000; for an award greater than $30 million up to $60 million, such fees are capped at $1,000,000; and for an award greater than $60 million up to $100 million, such fees are capped at $1,500,000. For an award in excess of $100 million, there is no cap on such fees. Accrued and unpaid fees through December 2006 were approximately $10.5 million and disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee shall be paid. The Incentive Fee increases from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation. For an award of between $1 and $25 million (or the first $25 million of any larger award), the Firm shall receive an Incentive Fee equal to 10% of such sum; for an award greater than $25 million up to $50 million (or for that portion of any larger award that is greater than $25 million and up to $50 million), the Firm shall receive an Incentive Fee equal to 15% of such sum; for an award greater than $50 million up to $100 million (or for that portion of any larger award that is greater than $50 million and up to $100 million), the Firm shall receive an Incentive Fee of 20% of such sum; and for the portion of any award greater than $100 million, the Firm shall receive 25% of such sum. By our estimation, if the $74.5 million award were upheld, as of the present time, the Firm would be entitled to receive approximately $13.4 million.

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

See also Item 11, "Executive Compensation" for a discussion of the fees to be paid to the Litigation Management Committee of the Board of Directors in connection with the Claims Court Litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the bulletin board and under the symbol OSTN. At December 31, 2006 there were approximately 39,739 common shareholders of record. High and low stock prices of our Common Stock for the fiscal year 2006 and for fiscal year 2005 were:

2006	High	Low
First Quarter	$5.30	$ 4.70
Second Quarter	5.00	2.00
Third Quarter	2.90	.68
Fourth Quarter	1.55	.55

2005	High	Low
First Quarter	$4.80	$3.00
Second Quarter	4.00	2.80
Third Quarter	3.50	2.70
Fourth Quarter	3.00	2.75

We discontinued dividends to holders of our Common Stock and Preferred Stock during the fourth quarter of 1991. We do not expect to pay any dividends on the Common Stock, nor do we expect to pay any dividends on the Preferred Stock, unless we are successful in the Claims Court Litigation at levels that exceed obligations to creditors and cover administrative expenses. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of our directors constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate dividend deficiency of $38,317,052.40 as of December 31, 2006 is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended, nor have we repurchased any shares of our Common Stock during the three months ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

On January 29, 1993, the OTS declared the Bank insolvent, and appointed the RTC as receiver. See Item 1 above, "Business-Background." Bank operations are not included in 2006 operations. At December 31, 2006 and 2005, our statements of financial condition do not include any assets or liabilities of the Bank.

Pursuant to the terms of the Preferred Stock, we were required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed. This obligation requires us to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year. At the time of any such redemption, in addition to paying the stated value of such stock, we must pay all accrued and unpaid dividends on such shares being redeemed. We have not had funds with which to redeem any of the outstanding shares of Preferred Stock. Until and unless we prevail in the Claims Court Litigation against the federal government in such amounts that would provide sufficient funds, after payment of fees and expenses, to cover the required redemption payments, we will not be in a position to make any such payments. The amount required to pay the first six years of this redemption from 2002-2007 is $35,553,199. The next scheduled redemption payment is February 20, 2008 in an amount of $5,925,533. We cannot predict whether the the Claims Court Litigation will be finalized by such date.

The following schedule of selected financial information includes the five years ending December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands, except share and per share amounts).

Fiscal Year Ended:	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

INCOME:

Interest income	$0	$0	$0	$0	$0
Other income	14	7	8	21	4
Total income	14	7	8	21	4

EXPENSES:

Interest expense	0	0	0	0	0
Salaries and benefits	0	0	0	0	0
Other operating expenses	53	29	113	69	45
Total expenses	53	29	113	69	45

OPERATING (LOSS):

Oper. (loss) before inc tax	(39)	(22)	(105)	(47)	(42)
Income taxes (credit)	0	0	0	0	0
NET (LOSS)	(39)	(22)	(105)	(47)	(42)

Net loss avail to com shares	(2,552)	(2,534)	(2,618)	(2,560)	(2,555)

Fiscal Year Ended:	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Net Loss per share	(.31)	(.31)	(.32)	(.31)	(.31)
Avg shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046	8,297,046

ASSETS:
Cash	5	25	10	20	2
Short-term investments	0	0	0	0	0
Loans receivable, net	0	0	0	0	0
Other assets	277	267	239	253	280
TOTAL	283	291	249	272	282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES:

Long-term debt	0	0	0	0	0
Other liabilities	1,640	1,610	1,546	1,464	1,426
Total liabilities	1,640	1,610	1,546	1,464	1,426
Redeem pref. stock	20,938	20,938	20,938	20,938	20,938
Stock equity (defic)	(22,296)	(22,257)	(22,235)	(22,130)	(22,082)
TOTAL	283	291	$249	$272	$282

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing and the transfer of the accounts of our only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which formerly provided brokerage services to retail and institutional clients, we have no present business activities other than management of the Claims Court Litigation. Management has invested, and intends in the future to invest, our assets on a short-term basis.

Since the Bank Closing, and except for the operation of Old Stone Securities until the transfer of its accounts, our primary expenses have been legal, insurance, accounting and transfer agent expenses. At the end of 1996, we terminated our transfer agent relationship with American Stock Transfer & Trust Company and brought this activity in-house pursuant to a software license agreement with TS Partners, Inc., the payments to which will be made primarily on a contingent basis based on a favorable outcome of the Claims Court Litigation. As of December 31, 2006, we owed TS Partners, Inc. approximately $150,000.

Results for Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Interest income was $0 for the year ended December 31, 2006, and $0 for the year ended December 31, 2005.

Other income, including securities gains, was $14,000 for the year ended December 31, 2006, compared to $7,000 for the year ended December 31, 2005.

From the time of the Bank Closing through 2001, our primary operating expenses were legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $53,000 for the year ended December 31, 2006, compared to $29,000 for the year ended December 31, 2005.

There were no salaries and benefits for the years ended 2006 or 2005.

Old Stone Corporation reported a net loss of $39,000 for the year ending December 31, 2006 compared with a net loss of $22,000 for the year ending December 31, 2005.

The loss per share was ($.31) for the year ended December 31, 2006 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2005 after the deduction of preferred dividends. No preferred or common dividends have been paid since the third quarter of 1991 and we do not expect to pay dividends unless we are successful in the Claims Court Litigation at sufficiently high levels. See Item 5, “Market for the Registrant’s Common Equity and Related Stockholder Matters”. Further, we are prohibited from paying dividends on the Common Stock until the aggregate dividend deficiency (totaling $38,317,052.40 as of December 31, 2006) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Interest income was $0 for the year ended December 31, 2005, and for the year ended December 31, 2004.

Other income, including securities gains, was $7,000 for the year ended December 31, 2005, compared to $8,000 for the year ended December 31, 2004.

Since the Bank Closing, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Operating expenses were $29,000 for the year ended December 31, 2005, compared to $113,000 for the year ended December 31, 2004. There were no salaries and benefits for the year ended 2005 or 2004.

Old Stone Corporation reported a net loss of $22,000 for the year ended December 31, 2005 compared to a net loss of $105,000 for the year ended December 31, 2004.

The loss per share was ($.31) for the year ended December 31, 2005 after the deduction of preferred dividends. The loss per share was ($.32) for the year ended December 31, 2004 after the deduction of preferred dividends.

Liquidity and Capital Resources

At December, 31, 2006, we had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholder's deficit of $(22.3) million, compared to $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholder’s deficit of $(22.3) million at December 31, 2005.

On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which we may draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn will be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in such litigation. At December 31, 2006, we had drawn down $220,000 on the ConReal line. In the event that a $74.5 million award is received in the Claims Court Litigation, and the line of credit from ConReal is fully drawn, it is likely that we will owe ConReal approximately $600,000.

Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending resolution of any potential claims. See "Current Operations" above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements for the year ended December 31, 2006 are filed as Exhibit 99 to this report. The Consolidated Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-X for inactive registrants.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Principal Occupation

Howard W. Armburst	79	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	69	Chairman of Old Stone Corporation since 1993; Partner, EAPD (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	73	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	76	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	59	Treasurer of Old Stone Corporation since 2002; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	63	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	59	Secretary of Old Stone Corporation since 2002; Vice President & General Counsel, Bacou-Dalloz USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	60

Director, State of R.I. Department of Business Regulation since January 2005 (government business regulator); prior to that date, Senior Vice President, First Trade Union Bank since June 1999 (banking institution)

Name	Age	Principal Occupation

James V. Rosati*	56

President of Beacon Mutual Insurance Co. since January 2007; President, Old Stone Corporation since 2002; Partner, Riparian Partners LLC from 2006-2007 (investment firm); President, Astoria Consulting, Inc. from January 2004 to January 2007 (business consulting); prior to 2004, Consultant, Cookson America, Inc. (from 2001)

Alfred J. Verrecchia	64

President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) since May 2003; prior to that date, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc.; Director, FM Global; Director, CVS Corporation.

* Mr. Rosati also served as a Director from 1991 to 1993.

Corporate Governance

Because we have no present business activities, we do not have an audit, compensation or nominating committee, nor have we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Board of Directors has not considered whether and which of its directors are independent directors, and has not determined whether any of its members would be an audit committee financial expert as defined in the SEC's rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2006 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

None of our officers received any compensation for his service to us during the fiscal year 2006.

Compensation of Board of Directors

For the fiscal year ended December 31, 2006, Directors received no current compensation for serving on the Board or attending committee meetings and have received no current compensation for their service since 1992. However, the Board may be entitled to deferred compensation for this period of time. On October 23, 1998, the Board adopted a resolution authorizing deferred compensation to be paid to the Directors, retroactive to January, 1993, in the event that we were to achieve a certain level of recovery in the Claims Court Litigation. The deferred compensation to be paid to each Director would be $5,000 per year and $500 per meeting attended. Since January, 1993, there have been 105 meetings of the Board and the Executive Committee, including three such meetings in 2006. Messrs. Buonanno, Hogg, Major and Rosati are members of the Executive Committee. Members of the Litigation Management Committee receive no compensation for meetings of that committee, but rather may be compensated as set forth below. If the $74.5 million award in the Claims Court Litigation were to be upheld, as of the end of 2006, the Directors would be entitled to receive approximately $867,000 among them.

On October 23, 1998, the Board of Directors adopted a resolution establishing a Litigation Management Committee to effectively prosecute the Claims Court Litigation. This Committee was established in order to manage the litigation, including working with and providing information to our outside attorneys, responding to questions from our counsel, answering discovery requests, providing documentary evidence, arranging depositions for our witnesses and providing deposition and trial testimony themselves, handling all day-to-day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Messrs. Buonanno, Hogg, Major and Rosati.

In consideration for their efforts in serving on the Committee, the members collectively will be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon our achieving a certain threshold of award in the litigation and then higher sums up to the maximum depending on our progressively receiving certain levels of awards, whether by judgment or settlement. If the $74.5 million judgment in the Claims Court Litigation were upheld, the Committee would be entitled to receive $922,500.

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

(1) This information with respect to beneficial ownership is based upon information contained in the Schedule 13D/A filed on October 20, 2006 by Gotham Partners, L.P., a New York limited partnership (“Gotham”), Gotham Partners II, L.P., a New York limited partnership (“Gotham II”), Gotham Partners III, L.P., a New York limited partnership (“Gotham III”), (together the “Funds”), Manticore Properties, LLC, a Delaware limited liability company (“Manticore”), Gotham International Advisors, L.L.C., a Delaware limited liability company (“Gotham Advisors”), Mantpro, LLC, a Delaware limited liability company (“Mantpro, LLC”), Manticore Properties II, L.P. (the “Purchaser”), Gotham Holdings II, L.L.C., a Delaware limited liability company (“Holdings II”), Gotham Holdings III, L.L.C., a Delaware limited liability company (“Holdings III”), Mr. William A. Ackman (“Ackman”) and Mr. David Berkowitz (“Berkowitz”). The address of such persons is c/o Gotham Partners Management Co., LLC, 110 East 42nd Street, New York, NY 10017.

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

Gotham, Ackman, Berkowitz, Gotham III, Holdings II and Mantpro, LLC have sole and/or shared power to vote or direct the voting of and the power to dispose or direct the disposition of, such shares as described below.

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

Ackman beneficially owns an aggregate of 3,207,624 shares of Common Stock or 38.66% of the outstanding Common Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Mantpro, LLC and the Purchaser.  Ackman beneficially owns an aggregate of 578,493 shares of Preferred Stock or 55.26% of the outstanding Preferred Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Holdings III, Mantpro, LLC and the Purchaser.

Berkowitz beneficially owns an aggregate of 2,752,421 shares of Common Stock or 33.17% of the outstanding Common Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International and Holdings II.  Berkowitz beneficially owns an aggregate of 498,305 shares of Preferred Stock or 47.60% of the outstanding Preferred Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II and Holdings III.

Pursuant to the Investment Management Agreement, filed as Exhibit 1 to the Schedule 13D/A, Gotham Advisors currently has the power to vote and to dispose of all of the Common Stock beneficially owned by Gotham International.

Security Ownership of Directors and Executive Officers

The following table sets forth information furnished to us by all present Directors and Executive Officers regarding amounts of Common Stock they owned on December 31, 2006. Only Mr. Rosati, who owns 2,000 shares directly, owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and Executive Officer and for all Directors and Executive Officers as a group are less than one percent.

Name of Beneficial Owner	Number of Shares Beneficially Owned

Howard W. Armbrust	2,000
Bernard V. Buonanno, Jr..	4,613
Robert E. DeBlois	4,742
Thomas P. Dimeo	11,500 (1)
Thomas F. Hogg	16,916.107
Beverly E. Ledbetter	133
Winfield W. Major	18,538.449
A. Michael Marques	12,907
James V. Rosati	13,178.012 (2)
Alfred J. Verrecchia	1,525
All current Directors and Executive Officers as a group (10 persons)	61,014.537

(1)	Excludes 1,000 shares owned by Mr. Dimeo's spouse, as to which he disclaims beneficial ownership. Includes 10,000 shares owned indirectly by Mr. Dimeo in an IRA rollover account.

(2)

Excludes 2,000 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati's spouse, and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati's spouse as to which he disclaims beneficial ownership.

We do not have any equity securities authorized for issuance under any compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards Angell Palmer & Dodge LLP (“EAPD”), a law firm retained by us on various legal matters. The dollar amount of fees incurred by EAPD during 2006 with respect to Old Stone did not exceed 5% of the EAPD’s gross revenues for 2006. We have been unable to pay EAPD currently for all of its legal work on our behalf. We have agreed to pay EAPD a multiple of up to 3 times any amount owed, depending on the amount we receive in the Claims Court Litigation, in the event that we are successful in such litigation. The outstanding and unpaid amount invoiced by EAPD as of December 31, 2006 was $229,894. If the $74.5 million award in the Claims Court Litigation were upheld, EAPD would be entitled to receive 1.5 times this amount, or approximately $345,000.

See Item 10, “Directors, Executive Officers and Corporate Governance”, for a discussion of our director independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Because we are an "inactive registrant" as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation's annual financial statements for the fiscal years ended December 31, 2006 and 2005.

All Other Fees. There were no other fees for services rendered to us for the fiscal years ended December 31, 2006 or 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)         The following consolidated financial statements of Old Stone Corporation and its subsidiaries are filed as Exhibit 99 to this report:

Consolidated Balance Sheets- December 31, 2006 and 2005

Consolidated Statements of Operations- Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flow- Years ended December 31, 2006, 2005 and 2004

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

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(99)	Consolidated Financial Statements for Old Stone Corporation for the years ended December 31, 2006, 2005 and 2004

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

March 14, 2007	By:	/s/ James. V. Rosati
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2007.

Director
Howard W. Armbrust

/s/ Bernard V. Buonanno, Jr.	Director and Chairman
Bernard V. Buonanno, Jr.

/s/Robert E. DeBlois	Director
Robert E. DeBlois

Director
Thomas P. Dimeo

/s/ Thomas F. Hogg	Director and Treasurer
Thomas F. Hogg

Director
Beverly E. Ledbetter

/s/ Winfield W. Major	Director and Secretary
Winfield W. Major

/s/ A. Michael Marques	Director
A. Michael Marques

/s/ James V. Rosati	Director and President
James V. Rosati

/s/ Alfred J. Verrecchia	Director
Alfred J. Verrecchia

- 22 -