Form 10-Q
period 2007-03-31
OLD STONE CORP
filed 2007-05-15
CIK 74273

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of March 31, 2007: 8,297,046.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	March 31, 2007	December 31, 2006

ASSETS	Unaudited	Unaudited

Cash	$2	$5
Short-term investments	0	0
Loans (net of reserve for loan losses of $29 in 2007 and in 2006)	0	0
Other assets	272	277

TOTAL ASSETS	$274	$283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,642	$1,640

TOTAL LIABILITIES	$1,642	$1,640

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2007 and 2006	8,300	8,300
Additional paid-in capital	91,079	91,079
Surplus	30,000	30,000
Accumulated deficit	(150,541)	(150,531)
Treasury stock, at cost; 54,000 shares in 2007 and 2006	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,306)	(22,296)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$274	$283

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

INCOME:
Interest income	$3	$4
Other income	0	0

TOTAL INCOME	3	4

EXPENSES:
Salaries and employee benefits	0	0
Net occupancy expense	0	0
Equipment expense, including depreciation	0	0
Other expenses	13	13
TOTAL EXPENSES	13	13

Income (Loss) from continuing operations before income taxes	(10)	(8)
Income taxes	0	0
NET INCOME (LOSS)	($10)	($8)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($638)	($636)

(LOSS) PER SHARE	(.08)	($.08)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2007 and 2006

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2005	$8,300	$91,079	$30,000	($150,492)	($1,143)	($22,257)

Net (loss)				(5)		(5)

Accretion of discount on preferred stock, series B		(0)				(0)

March 31, 2006	$8,300	$91,079	$30,000	($150,500)	($1,143)	($22,265)
December 31, 2006	$8,300	$91,079	$30,000	($150,531)	($1,143)	($22,296)

Net (loss)				(10)		(10)

Accretion of discount on preferred stock, series B		(0)				(0)
March 31, 2007	$8,300	$91,079	$30,000	($150,541)	($1,143)	($22,306)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

($ In Thousands)

(Unaudited)

	2007	2006

Operating activities:
Net (loss)	($10)	($8)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Net change in other assets/liabilities	7	4

Net cash provided by (used in) operating activities	(3)	(4)

Investing activities:
Net decrease in investments	0	0
Net decrease in loans	0	0

Net cash provided by investing activities	0	0
Financing activities:
Borrowings under Line of Credit	0	0

Increase (decrease) in cash	(3)	(4)

Cash at beginning of period	5	25

Cash at end of period	$2	$20

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

COMPANY DESCRIPTION AND BASIS OF PRESENTATION

Until January 28, 1993, Old Stone Corporation (“Corporation” or “OSC”) was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (“Bank” or “Old Stone”). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (“OTS”) placed the Bank into receivership due to the Bank being critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”) to assume all deposits and certain assets and liabilities of Old Stone. The Resolution Trust Corporation (“RTC”) was appointed Receiver to handle all matters related to Old Stone and as Conservator of Old Stone Federal.

As a result of the receivership of the Bank, the Corporation has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001, the Corporation’s business activities included its only surviving subsidiary, Old Stone Securities Company (“Old Stone Securities”), a registered securities broker-dealer which provided brokerage services to retail and institutional clients.

Old Stone Securities was closed as of December 31, 2001 and thereafter, the Corporation has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended March 31,
	2007	2006

PRIMARY (LOSS):
Net (loss)	($10)	($8)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
Net (loss) applicable to common stock	($638)	($636)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($10)	($8)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628
TOTAL NET (LOSS)	($638)	($636)

Average shares outstanding	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.08)	($.08)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of March 31, 2007, cumulative preferred dividends of $38,945,200.80 ($37.20 per share) had not been declared or paid. Based on the funds received by the Corporation in the Claims Court Litigation, we expect to begin making payments to Preferred Series B shareholders under the redemption provisions of that series’ stock terms; however, the Corporation does not have sufficient funds to make a full redemption payment to such shareholders. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Capital and Liquidity.

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. Substantially all of the operations of the Corporation have been discontinued; it has a net equity deficiency of approximately $22,306,000 at March 31, 2007 and is subject to a number of commitments and contingencies, as follows:

•	The Corporation may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Corporation has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4).  Also, management does not expect the Corporation to be able to meet its redemption obligations because the Corporation has not been fully successful in its Claims Court Litigation against the United States.  See Part II. Item 1. Legal Proceedings.  For further information regarding the Claims Court Litigation, refer to the notes to the consolidated financial statement in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Corporation’s Current Report on Form 8-K filed March 19, 2007.

All of the above create an uncertainty as to the Corporation’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank Closing, the Corporation’s business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. The only operation of the Corporation since that time has the management of the Claims Court Litigation, which was concluded on March 19, 2007. See Part II. Item 1. Legal Proceedings.

Management has invested, and intends in the future to invest, the Corporation’s assets on a short-term basis. Management’s principal activity has been the management of the Claims Court Litigation (See Part II. Item 1. Legal Proceedings).

Liquidity and Capital Resources

At March 31, 2007, the Corporation had $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ deficit of $22.3 million, compared to $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of $22.3 million at March 31, 2006.

On September 26, 2003, the Corporation entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Corporation could draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn are to be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrues at 15% per annum. An Incentive Payment is due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. Given that the Claims Court Litigation resulted in an award of $74,563,000 million, ConReal is entitled to a multiple of two times principal. At March 31, 2007, the Corporation had drawn down $220,000 on the ConReal line. The Corporation expects to pay ConReal approximately $550,000 as full payment under the Revolving Credit Line.

The Corporation’s assets are currently being invested in short-term instruments. On April 9, 2007, pursuant to a Power of Attorney executed by the Corporation, Arnold & Porter, LLP received $74,563,000 via wire transfer into a trust account for the benefit of the Corporation at BB&T Bank. Based on a resolution presented at its meeting on April 17, 2007, the Board of Directors agreed with the recommendation of management and approved the legal fees of Arnold & Porter for its work on the Claims Court Litigation in the sum of $13,225,348.02 pursuant to the Retainer Agreement between Arnold & Porter and the Corporation dated October 17, 1997. That amount was withdrawn from the BB&T account and paid to Arnold & Porter. The total fees paid to Arnold & Porter represented $562,748.02 in disbursements, $1,500,000 in hourly fees (capped under the Retainer Agreement) and $11,162,600 in incentive fee.

Results of Operations

Total income decreased $1,000 for the three-month period ended March 31, 2007 as compared to an increase of $2,000 for the same period in 2006.

Interest income was $3,000 and $4,000, respectively, for the three-month periods ended March 31, 2007 and 2006. Other income was $0 for the three-month period ended March 31, 2007, compared to $0 for the three-month period ended March 31, 2006.

Since the beginning of 2002, the Corporation’s primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $13,000 for the three-month period ended March 31, 2007, compared to $13,000 for the same period in 2006.

As a result of the foregoing, the Corporation reported a net loss of $10,000 for the three-month period ended March 31, 2007 compared to net loss of $8,000 for the same period in 2006.

The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2007 after the deduction of preferred dividends of $628,000. The loss per share available for common stockholders was ($.08) for the three-month period ended March 31, 2006 after the deduction of preferred dividends of $628,000. No preferred or common dividends have been paid since the third quarter of 1991 and the Corporation does not expect to pay dividends to its common shareholders at any time in the future. As soon as the Corporation pays all obligations to its creditors and makes a final determination with respect to any potential tax liability for the award received in the Claims Court Litigation, it will begin making payments to its preferred shareholders pursuant to the redemption provisions of the Preferred Series B terms. The Corporation does not have sufficient funds available to pay the entire redemption obligation to its Preferred Series B shareholders. Further, the Corporation is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. (See Note 4 above.)

Risk Factors

Investors should be alerted to numerous risks inherent in owning our Common Stock and Preferred Series B stock. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Capital and Liquidity; and Part II, Item 1. Legal Proceedings. These risks include:

•

Based on our receipt of the sum of $74,563,000 from the government, the Claims Court Litigation has been concluded.  After payments to Arnold & Porter for its work on the litigation, to creditors and administrative fees, and obligations to Preferred Series B shareholders, we do not expect there would be any funds available for the benefit of our Common Shareholders.

•

The amount currently required to fully redeem the Preferred Shares, including cumulative, undeclared and unpaid dividends, is $59,255,332.40.  Accordingly, after payments to Arnold & Porter and to creditors and administrative expenses, there will not be sufficient funds to fully redeem the Preferred Shares.

•

There are significant expenses that continue to accrue until redemption payments are made to Preferred Series B shareholders.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006:  Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, regarding continued accrual of unpaid Preferred Dividends (and also Part I, Item 1, Note 4 above and Part II, Item 3 below); Item 6 “Selected Financial Data”, regarding mandatory redemption of Preferred Series B Stock; Item 11 “Executive Compensation”, regarding amounts payable to Directors and members of Litigation Management Committee (and also Part II, Item 1 below); Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions, and Director Independence”, regarding other miscellaneous debts owed to creditors.  See also Part II.  Item 1. Legal Proceedings in general, below.

•

In addition to the above issues, there exists the possibility that the award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others.  We believe that, based upon preliminary review and discussion with advisors, it is unlikely that the award will be subject to federal and state taxes; however, the issue is not free from doubt and it is possible that proceeds from the award may need to be reserved for tax contingencies.  If taxes were to be assessed, the Company would file a petition with the Claims Court to seek to have the award “grossed up” for tax purposes.  It is also possible that the Federal Deposit Insurance Corporation, on behalf of Old Stone Bank, may assert a claim to 50% of any tax savings realized by the Company from the use of any of its net operating losses.  See also Part II.  Item 1.  Legal Proceedings, below.

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

On September 16, 1992, the Corporation and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims. In connection with certain government-assisted acquisitions by Plaintiffs in the 1980’s, the Defendant (through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”)), in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC-insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s regulatory financial statements. Furthermore, the Corporation entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the Office of Thrift Supervision (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs alleged breach of contract by the United States, resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs’ property without just compensation, and unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant had been unjustly enriched. The Defendant filed a counterclaim against the Corporation for alleged breach of the Corporation’s net worth maintenance agreement. The Corporation filed an answer denying such counterclaim.

Following the Bank Closing, the Bank’s claims and the claims of the Corporation were split into two separate actions. The Corporation’s claims were separate and distinct from the claims of the Bank. An agency of the Defendant served as Receiver for the Bank and maintained the Bank’s claims against the Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed from the litigation.

On February 27, 1998, the Corporation filed a motion for summary judgment which the Defendant opposed. This motion was denied by the Court in May 2003 and the matter set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at trial, Judge Robert H. Hodges, Jr. issued a decision on November 18, 2004 awarding the Corporation $192.5 million. The defendant appealed this decision to the U.S. Federal Circuit Court of Appeals. Oral argument was held on December 9, 2005. A three-judge panel of that Court issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition to the Federal Circuit Court of Appeals on July 7, 2006 seeking reconsideration of the decision by the panel or rehearing by the Federal Circuit en banc. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, the Federal Circuit Court denied our petition. On February 27, 2007, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court to review the Federal Circuit Court decision.

On March 19, 2007, the U.S. Supreme Court denied our Petition. For other information on this litigation, please refer to the Corporation’s Report on Form 8-K filed March 19, 2007 and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

On October 17, 1997, the Corporation and Arnold & Porter (“Firm”) entered into a Retainer Agreement (“Retainer Agreement”) with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by the Corporation directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements (“Accrued Fees”) for legal services rendered by the Firm, depending on the amount we received in the litigation. Accrued and unpaid fees through December 2006 were slightly in excess of $10 million. Based on the award of $74.5 million, those hourly fees were capped at $1.5 million. After payment of all accrued fees and disbursements, the Incentive Fee was paid. Under the Retainer Agreement, the Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered in the litigation. Based on the award of $74.5 million, the total fees paid to Arnold & Porter were $13,225,348.02.

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

Under this arrangement, in consideration for their efforts in serving on the Committee, the members collectively would be entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Corporation achieving a certain threshold of award in the litigation and then higher sums up to the maximum depending on the Corporation progressively receiving certain levels of awards, whether by judgment or settlement. Based on the award of $74,563,000, the Committee is entitled to $922,500 collectively.

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

The Corporation has been unable to pay Edwards Angell Palmer & Dodge, LLP (“EAPD”), a law firm retained by the Corporation on various legal matters, currently for all of its legal work on the Corporation’s behalf. Mr. Buonanno is a partner in this firm. The Corporation agreed to pay EAPD a multiple of up to 3 times any amounts owed, in the event that the Corporation was successful in the Claims Court Litigation. The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $257,796. Based on the award of $74,563,000, Edwards & Angell is entitled to 1.5 times the unpaid invoices.

ITEM 1A.	RISK FACTORS

Investors should be reminded of numerous risks inherent in the Company now that the Claims Court Litigation has been concluded. See Part II, Item 1 “Legal Proceedings”. For a list of risks inherent in ownership of Old Stone securities, please see “Risk Factors” under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All of the above risks should be taken into consideration in assessing the impact of the litigation on ownership of our securities. As noted elsewhere in this report, given the size of the final award, our common equity is unlikely to have any value, since the award will not be sufficient to redeem our Series B Preferred Stock in full.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Corporation discontinued paying dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”), during the fourth quarter of 1991. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Corporation’s directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Corporation may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2007 was $38,945,200.80.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: May 15, 2007	/s/ James V. Rosati
James V. Rosati
President