Form 10-Q
period 2007-06-30
OLD STONE CORP
filed 2007-08-14
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2007

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

Large accelerated filer________ Accelerated filer__________ Non-accelerated filer__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No: X

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of June 30, 2007: 8,297,046.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	June 30, 2007	December 31, 2006

	Unaudited	Unaudited

ASSETS
Cash	$500	$5
Short-term investments	58,438	0
Loans (net of reserve for loan losses of $29 in 2007 and in 2006)	0	0

Other assets	267	277

TOTAL ASSETS	$59,205	$283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Other Liabilities	$1,496	$1,640

TOTAL LIABILITIES	1,496	1,640

REDEEMABLE PREFERRED STOCK

Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, issued and outstanding (Liquidation value $20,938)	20,938	20,938

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares outstanding 2007 and 2006	8,300	8,300
Additional paid-in capital	151,680	91,079
Surplus	30,000	30,000
Accumulated deficit	(152,066)	(150,531)
Treasury stock, at cost; 54,000 shares in 2007 and 2006	(1,143)	(1,143)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	36,770	(22,296)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,205	$283

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2007 and 2006

($ in Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

INCOME

Interest income	$2	$0	$5	$0
Other income	0	3	0	7
TOTAL INCOME	2	3	5	7

EXPENSES:
Salaries and employee benefits	0	0	0	0
Net occupancy expense	0	0	0	0
Equipment expenses, including depreciation	0	0	0	0
Other expenses	1,527	14	1,540	31
TOTAL EXPENSES	1,527	14	1,540	31

Income (loss) from continuing operations before income taxes	(1,525)	(11)	(1,535)	(24)
Income taxes	0	0	0	0
NET INCOME (LOSS)	$(1,525)	$(11)	$(1,535)	$(24)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	(2,153)	(639)	(2,791)	(1,280)

(LOSS) PER SHARE	$(.26)	$(.08)	$(.33)	$(.15)

AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2007 and 2006

($ In Thousands)

(Unaudited)

			Additional
	Common Stock	Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2005	$ 8,300	$ 91,079	$ 30,000	($ 150,492)	($ 1,143)	($ 22,257)

Net income (loss)				(24)		(24)
Accretion of discount on preferred stock, series B		0				0

June 30, 2006	$ 8,300	$ 91,079	$ 30,000	($ 150,516)	($ 1,143)	($ 22,280)

December 31, 2006	$ 8,300	$ 91,079	$ 30,000	($ 150,531)	($ 1,143)	($ 22,296)

Net (loss)				(1,535)		(1,535)
Litigation-related recovery of capital		60,601				60,601
Accretion of discount on preferred stock, series B		0				0

June 30, 2007	$ 8,300	$ 151,680	$ 30,000	($ 152,066)	($ 1,143)	($ 36,770)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

($ In Thousands)

(Unaudited)

	2007	2006

Operating activities:
Net income (loss)	$ (1,535)	$ (24)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities: Other, net change in other assets/liabilities	86	14

Net cash provided (used) by operating activities	(1,449)	(10)
Investing activities: Net increase in investments	(58,438)	0
Net (increase) decrease in loans	0	0
Net cash (used) by investing activities	(58,438)	0

Financing activities: Increase in borrowings	(220)	0
Increase (decrease) in cash	494	(10)
Cash at beginning of period	5	25

Cash at end of period	$ 500	$ 14

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

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

As a result of the receivership of the Bank, the Company underwent material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001 the Company’s business activities included its only surviving subsidiary, Old Stone Securities Company (“Old Stone Securities”), a registered securities broker-dealer which provided brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and thereafter, the Company has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings) and administration of the award resulting therefrom.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, and operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in Old Stone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 – GAIN (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
PRIMARY (LOSS):
Net income (loss)	$ (1,525)	$ (11)	$ (1,540)	$ (24)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
Net (loss) applicable to common stock	($ 2,153)	($ 639)	($ 2,791)	($ $1,280)

ALLOCATION OF PRIMARY (LOSS):
Income (loss) from continued operations	($ 1,525)	($ 11)	($ 1,540)	($ 24)
Deduct accretion of discount on series B preferred stock and preferred dividends	628	628	1,256	1,256
TOTAL NET (LOSS)	($ 2,153)	($ 639)	($ 2,791)	($ 1,280)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

PRIMARY (LOSS) PER COMMON SHARE	($ .26)	($ .08)	($ .33)	($ .15)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2007, cumulative preferred dividends of $39,573,349.20 ($37.80 per share) had not been declared or paid. On June 29, 2007, the Company called for redemption 982,467.44 shares of its Preferred Series B stock, out of the 1,046,914 shares outstanding. On the scheduled redemption date of August 15, 2007, the Company anticipates paying accrued and unpaid dividends on the shares of Preferred Series B stock being redeemed. See Note 5 below. Also, see Part II, Item 3 below and Item 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

NOTE 5 - UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity of approximately $36,770,000 at June 30, 2007 and is subject to a number of commitments and contingencies, as follows:

•	The Company may be subject to legal proceedings related to its management of the Bank prior to receivership.

•

The Company has been unable to pay cumulative dividends on the Series B preferred stock outstanding (see Note 4). Also, since the Company was not fully successful in the Claims Court Litigation, management does not expect the Company to be able to meet its entire redemption obligations on its Preferred Series B stock. For further information on the Company’s redemption, see Part II, Item 3 below. Also, see Item 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Current Report on Form 8-K dated June 29, 2007.

All of the above create an uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

As a result of the Bank being placed in receivership, the Company’s business activities through December 31, 2001 included its only surviving significant subsidiary, Old Stone Securities, a registered securities broker-dealer, which provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. Through the end of the Claims Court Litigation, the Company’s only business activity was management of such litigation (See Part II. Item 1. Legal Proceedings). Currently, the Company is in the process of paying outstanding obligations to Preferred Series B shareholders and managing a small reserve for future expenses and potential claims.

Management has invested, and intends in the future to invest, the Company’s assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation and distribution of funds therefrom.

Liquidity and Capital Resources

At June 30, 2007, the Company had $59.2 million in assets, $1.5 million in total liabilities, $20.9 million in redeemable preferred stock, and a stockholders’ equity of $36.8 million, compared to $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders’ deficit of $22.3 million at June 30, 2006.

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Company was able to draw on a credit line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn were to be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrued at 15% per annum. An Incentive Payment was due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. Given that the Claims Court Litigation resulted in an award of $74,563,000, ConReal was entitled to a multiple of two times principal. On June 5, 2007, we paid ConReal $543,945. As of June 30, 2007, the Company had paid down the ConReal line of credit in full, there is no remaining balance on the credit line and no further obligation to ConReal.

For a fuller description of payments made by the Company to creditors and others following receipt of the judgment award from the Claims Court Litigation, see Part II, Item 1—Legal Proceedings, below.

The Company’s assets are currently being invested short-term, and current operating expenses have been reduced to a level that management believes is commensurate with the Company’s current activities pending payment of amounts owed to Preferred Series B shareholders under the

Redemption, resolution of any potential claims and possible future payments to Series B shareholders.

Results of Operations

Interest income was $2,000 and $0, respectively, for the three-month period ended June 30, 2007 and 2006. Other income was $0 for the three-month period ended June 30, 2007, compared to $3,000 for the three-month period ended June 30, 2006.

Since the beginning of 2002, the Company’s primary operating expenses have been insurance, legal, accounting and transfer agent expenses. Operating expenses were $1,527,000 for the three-month period ended June 30, 2007, compared to $14,000 for the same period in 2006. Operating expenses year to date were $1,540,000 compared to $31,000 for the same period in 2006. Operating expenses in the three-month period ending June 30, 2007 included several significant expenses associated with prior period contingencies, including cumulative deferred directors’ fees since 1993. See Part II, Item 1- Legal Proceedings.

As a result of the foregoing, the Company reported a net loss of $1,525,000 for the three-month period ended June 30, 2007, compared to a net loss of $11,000 for the same period in 2006. The net loss year to date was $1,535,000, compared to a net loss of $24,000 for the same period in 2005.

The loss per share available for common stockholders was $(.26) for the three-month period ended June 30, 2007 after the deduction of preferred dividends of $628,148. The loss per share available for common stockholders was $(.08) for the three-month period ended June 30, 2006 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay such dividends in the future, other than payment of accrued and unpaid dividends on shares of Preferred Series B stock upon pending partial redemption. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred Stock dividends is paid in full. Total loss per share year to date, was $(.33) as compared to $(.15) for the same period in 2006.

Risk Factors

Investors should be alerted to numerous risks inherent in investing in our Company’s securities. These risks include:

•

The Company has no operations and generates no revenues. There are no funds remaining with which to pay dividends on our Common Stock. There is virtually no likelihood that, after payments to creditors and Preferred Series B shareholders, there will be any funds available for the benefit of Common Shareholders.

•	It is possible that there may be some funds remaining, after partial redemption of the Preferred Series B shares that will take place on or about August 15, 2007, to pay to the holders of the remaining fractional interest in the Preferred Series B stock at a later time; however, there is no guarantee that any such payment will be made. If such a future payment is made with respect to remaining Preferred Series B stock, it may not be significant. The Company does not anticipate having funds to be able to redeem, or otherwise pay, the liquidation preference of, the Preferred Series B stock in full.

•

There are significant expenses that continue to accrue even though the litigation is completed. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006: Item 3 “Legal Proceedings” Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters” Item 6 “Selected Financial Data” Item 11 “Executive Compensation” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 13 “Certain Relationships and Related Transactions”. See also Current Reports on Form 8-K dated March 19, 2007 and June 29, 2007 and see Part III hereof below.

•

In addition to the above issues, there exists the possibility that any award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others. For example, the Federal Deposit Insurance Corporation (“FDIC”), on behalf of Old Stone Bank, may assert a claim to a portion of any tax savings realized by the Company from the use of any of its net operating losses. Based on consultation with tax advisors, the Company does not believe the award should be subject to tax claims.

All of the above risks should be taken into consideration in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value in the future.

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

Claims Court Litigation

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

On February 27, 1998, the Company filed a motion for summary judgment on liability which was granted by the Court in May of 2003 and the matter was set down for trial in May and June of 2004 on the amount of damages to be awarded. After hearing testimony and reviewing documentation presented at trial, Judge Robert H. Hodges, Jr. issued a decision on November 18, 2004 awarding the Company $192.5 million. The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which held oral argument on December 9, 2005. The panel issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition seeking reconsideration of the panel’s decision on July 7, 2006, which was denied by the U.S. Supreme Court on March 19, 2007. The Defendant did not petition for reconsideration. The government has paid the Company the full amount owed of $74,563,000. The case is now concluded.

For further information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007.

Disbursements

On October 17, 1997, Old Stone Corporation and Arnold & Porter LLP (the “Firm”) entered into a Retainer Agreement (“Retainer Agreement”) with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, depending on the amount we received in the litigation. Accrued and unpaid fees through March 19, 2007 were approximately $10.5 million. Based on the award of $74.5 million, those hourly fees were capped at $1.5 million. Disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee was paid. Under the Retainer Agreement, the Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation. Based on the $74.563 million award, the Firm received approximately $13,225,348.02.

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

In consideration for their efforts in serving on the Committee, the members collectively were entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company’s achieving an award of at least $50 million in the Claims Court Litigation and then higher sums up to the maximum, depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement. Based on the award of

$74.563 million, the Committee members collectively received $922,815.

Other Payments

From January 1993 through the completion of the Claims Court Litigation, the Company did not pay currently any member of its Board of Directors either an annual fee of $5,000 per year or meeting fees of $500 per meeting. Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation. Based on the award of $74.563 million and based on attendance of directors at various meetings of the Board and Executive Committee, the Board members were paid $851,149 cumulatively for their service through 2006. This amount included payments to two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

The Company was unable to pay Edwards Angell, Palmer & Dodge, LLP (“EAPD”), a law firm retained by the Company on various legal matters, during the pendency of the litigation, for all of its legal work on the Company’s behalf. Mr. Buonanno is a partner in EAPD. The Company agreed to pay EAPD a multiple from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company was successful in such litigation. The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $257,796.14. Based on the award of $74.563 million, EAPD received 1.5 times its outstanding invoices, or $386,694.21. All work after that date was billed at normal rates and is not subject to the 1.5 times multiple.

The Company made other payments to miscellaneous creditors and service providers to whom payments had been deferred or were decreased during the pendency of the Claims Court Litigation. These include TS Partners, the firm that provides a shareholder servicing license, John Bucci, Jr. CPA, as well as three former officers who provided administrative and shareholder processing services for the Corporation. These amounts paid to such creditors, service providers and former officers totaled $245,416.

Payments to ConReal LLC, EAPD, the Board of Directors, the Litigation Management Committee and Miscellaneous Creditors and former officers were reviewed by the law firm of Arnold & Porter LLP for legal compliance, and by the accounting firm of Lefkowitz, Garfinkel, Champi & DiRienzo for proper calculations, prior to being made.

ITEM 1A.	RISK FACTORS

Investors should be reminded of numerous risks inherent in the Company now that the Claims Court Litigation has been concluded. See Part II, Item 1 – Legal Proceedings. For a list of risks inherent in ownership of Old Stone securities, please see “Risk Factors” under Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All of the above risks should be taken into consideration in assessing the impact of the litigation on ownership of our securities. As noted elsewhere in this report, given the size of the final award, our common equity is unlikely to have any value, since the award will not be sufficient to redeem our Series B Preferred Stock in full.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES/

PARTIAL REDEMPTION OF PREFERRED SERIES B SHARES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2007 was $39,573,349.20. See discussion of Partial Redemption of Preferred Series B shares, below.

On May 31, 2007, the Board of Directors approved a partial redemption of the Company’s Preferred stock. Pursuant to Section 3 of the Certificate establishing the terms of the Preferred, Stock, the Company has called for redemption of the outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”). The stock transfer books of the Company will be closed with respect to the Preferred Stock as of 5:00 p.m. on July 31, 2007, and will reopen on the business day following the Redemption Date.

The redemption price is $54.35 for each 0.9384 share of the Preferred Stock held (representing 0.6 shares of Preferred Stock redeemed at $20 per share under Section 3.2 of the Certificate, and 0.3384 shares of Preferred Stock redeemed at $20.32 per share under Section 3.1 of the Certificate, plus in each case accrued dividends thereon through the Redemption Date). Payment will be made on a pro rata basis to all Preferred Series B shareholders of record, such that for every share held, 0.9384 shares of Preferred Stock will be redeemed and 0.0616 shares will remain outstanding.

Payment for the shares of Preferred Stock submitted for redemption will be made upon receipt of the share certificates representing the Preferred Stock and a Letter of Transmittal, completed and executed as set forth therein, but in no event will payment be made earlier than August 15, 2007. All rights and preferences as to the redeemed shares, including accrual of dividends, will cease on and after August 15, 2007.

Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books are closed on July 31, 2007. Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111-110, Minneapolis, MN 55479, telephone 1-866-631-0175 (toll free). The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007.

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

OLD STONE CORPORATION

Date: August 13, 2007

/s/ James V. Rosati

James V. Rosati

President

Exhibit 31.1

CERTIFICATIONS

I, James V. Rosati, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Old Stone Corporation;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)               Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)               Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2007	/s/ James V. Rosati
James V. Rosati
President

Exhibit 31.2

CERTIFICATIONS

I, Thomas F. Hogg, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Old Stone Corporation;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)               Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)               Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2007	/s/ Thomas F. Hogg
Thomas F. Hogg
Treasurer

Exhibit 32.1

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Dated: August 13, 2007

/s/ James V. Rosati
James V. Rosati
President

/s/ Thomas F. Hogg
Thomas F. Hogg
Treasurer