Form 10-Q
period 2007-09-30
OLD STONE CORP
filed 2007-11-14
CIK 74273

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report under 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2007

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

Large accelerated filer______	Accelerated filer_______	Non-accelerated filer ____X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes:	No:	X

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2007: 8,297,046.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)

	September 30, 2007	December 31, 2006

ASSETS	Unaudited	Unaudited

Cash	$11	$5
Short-term investments	1,867	0
Loans (net of reserve for loan losses of $29 in 2007 and in 2006)	0	0
Other assets	289	277

TOTAL ASSETS	$2,167	$283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Other Liabilities	$1,348	$1,640

TOTAL LIABILITIES	$1,348	$1,640

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 1,046,914 shares authorized, 1,046,914 shares issued and outstanding at December 31, 2006, and 64,446.562 shares outstanding at September 30, 2007 (Liquidation value $20,938)	1,289	20,938

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued in 2007 and 2006	8,300	8,300
Additional paid-in capital	115,230	91,079
Surplus	30,000	30,000
Accumulated deficit	(152,855)	(150,531)
Treasury stock, at cost; 54,000 shares in 2007 and 2006	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(469)	(22,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,167	$283

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

INCOME:
Interest income	$9	$0	$14	$6
Other income	0	3	0	4

TOTAL INCOME	9	3	14	10

EXPENSES:
Salaries and employee benefits		0	0	0
Net occupancy expense	0	0	0	0
Equipment expense, including depreciation	0	0	0	0
Other expenses	0	12	2,336	43
TOTAL EXPENSES	796	12	2,336	43
	706
Income (Loss) from continuing operations before income taxes	(788)	(9)	(2,323)	(33)
Income taxes	0	0	1	0
NET INCOME (LOSS)	($788)	($9)	($2,324)	($33)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	($827)	($637)	($3,619)	($1,917)

(LOSS) PER SHARE	($.10)	($.08)	($.44)	($.23)
AVERAGE SHARES OUTSTANDING	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2007 and 2006

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2005	$8,300	$91,079	$30,000	($150,492)	($1,143)	($22,257)

Net (loss)				(33)		(33)

Accretion of discount on preferred stock, series B		0				(0)

September 30, 2006	$8,300	$91,079	$30,000	($150,525)	($1,143)	($22,289)

December 31, 2006	$8,300	$91,079	$30,000	($150,531)	($1,143)	($22,296)

Net (loss)				(2,324)		(2,324)
Litigation-related recovery of capital		60,601				60,601
Payment of dividend on preferred stock, series B		(36,450)				(36,450)
Accretion of discount on preferred stock, series B		0				0
September 30, 2007	$8,300	$115,230	$30,000	($152,855)	($1,143)	($469)

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

($ In Thousands)

(Unaudited)

	2007	2006

Operating activities:
Net (loss)	($2,324)	($33)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other, net	(84)	14

Net cash (used) by operating activities	(2,408)	(47)

Investing activities:
Net increase in investments	(1,867)	0
Net decrease in loans	0	0

Net cash provided by investing activities	(1,867)	0
Financing Activities:	(220)
Net decrease in borrowings
Net cash provided by financing activities	(220)
Net change in capital accounts	4,502	25
Net increase (decrease) in cash	8	(22)

Cash at beginning of period	3	25

Cash at end of period	$11	$3

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2007 and 2006

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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. Through December 31, 2001 the Company's business activities included its only surviving subsidiary, Old Stone Securities Company ("Old Stone Securities"), a registered securities broker-dealer which provided brokerage services to retail and institutional clients. That company was closed as of December 31, 2001 and, thereafter, the Company has had no operations other than management of the Claims Court Litigation (see Part II. Item 1. Legal Proceedings) and administration of the award resulting therefrom.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Old Stone Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. All material intercompany transactions and balances have been eliminated. Certain previously reported amounts have been restated to conform to the current presentation.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - (LOSS) PER SHARE

The calculation of loss per share is as follows ($ in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

PRIMARY (LOSS):
Net (loss)	($788)	($9)	($2,324)	($33)
Deduct accretion of discount on series B preferred stock and preferred dividends	39	628	1,295	1,884
Net (loss) applicable to common stock	($827)	($637)	($3,619)	($1,917)

ALLOCATION OF PRIMARY (LOSS):
(Loss from continued operations)	($788)	($9)	($2,324)	($33)
Deduct accretion of discount on series B preferred stock and preferred dividends	39	628	1,295	1,884
TOTAL NET (LOSS)	($827)	($637)	($3,619)	($1,917)

Average shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046
PRIMARY (LOSS) PER COMMON SHARE	($.10)	($.08)	($.44)	($.23)

NOTE 4 - REDEEMABLE PREFERRED STOCK:

On October 6, 1991, the annual dividend of $2.40 per share of the Preferred Series B stock was suspended. As of June 30, 2007, cumulative preferred dividends of $39,573,349.20 ($37.80 per share) had not been declared or paid. On June 29, 2007, the Company called for redemption 982,467.44 shares of its Preferred Series B stock, out of the 1,046,914 shares outstanding. On the scheduled redemption date of August 15, 2007, the Company paid accrued and unpaid dividends through the redemption date on the shares of Preferred Series B stock redeemed. See Note 5 below. Also, see Part II, Item 3 below and Item 6 in the Company’s Annual Report on From 10-K for the year ended December 31, 2006.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

NOTE 5 – UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Substantially all of the operations of the Company have been discontinued, it has a net equity deficiency of approximately ($469,000) at September 30, 2007 and is subject to a number of commitments and contingencies, as follows:

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

Current Operations

As a result of the Bank being placed in receivership, the Company's business activities through December 31, 2001 included its only significant subsidiary, Old Stone Securities, a registered securities broker-dealer that provided brokerage services to retail and institutional clients. Old Stone Securities was closed as of that date. Through the end of the Claims Court Litigation, the Company’s only business activity was management of such litigation (see Part II. Item 1. Legal Proceedings). Currently, the Company is in the process of effectuating a partial redemption of its Preferred Series B stock and managing a small reserve for future expenses and potential claims.

Management has invested, and intends in the future to invest, the Company's assets on a short-term basis. Management’s principal activity is the management of the Claims Court Litigation and distribution of funds therefrom.

Liquidity and Capital Resources

At September 30, 2007, the Company had $2.2 million in assets, $1.3 million in total liabilities, $1.3 million in redeemable preferred stock, and stockholders' equity of ($.5) million, compared to $.3 million in assets, $1.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholders' deficit of ($22.3) million at September 30, 2006.

On September 26, 2003, the Company entered into a $250,000 Revolving Credit Loan with ConReal, LLC, according to which the Company was able to draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn were to be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrued at 15% per annum. An Incentive Payment was due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in the litigation. Given that the Claims Court Litigation resulted in an award of $74,563,000, ConReal was entitled to a multiple of two times principal. On June 5, 2007, we paid ConReal $543,945. At September 30, 2007, the Company had paid down the ConReal line of credit in full. There is no remaining balance on the credit line and no further obligation to ConReal.

For a fuller description of payments made by the Company to creditors and others following receipt of the judgment award from the Claims Court Litigation, see Part II, Item 1—Legal Proceedings, below.

The Company's assets are currently being invested short-term, and current operating expenses have been reduced to a level that management believes is commensurate with the Company's current activities pending payment of amounts owed to Preferred Series B shareholders under the partial redemption, resolution of any potential claims and possible future payments to Series B shareholders.

Results of Operations

Interest income was $9,000 and $0, respectively, for the three-month periods ended September 30, 2007 and 2006. Other income was $0 for the nine-month period ended September 30, 2007, compared to $4,000 for the nine-month period ended September 30, 2006.

Total expenses were $796,000 for the three-month period ended September 30, 2007 as compared to $12,000 for the three-month period ended September 30, 2006.

Total expenses year-to-date were $2,336,000 as compared to $43,000 during the same period in 2006. The increase was primarily attributable to an increase in cumulative directors fees, cumulative shareholder expenses, cumulative and additional interest on the line of credit and cumulative legal expenditures.

As a result of the foregoing, the Company reported a net loss of $788,000 for the three-month period ended September 30, 2007, compared to net loss of $9,000 for the same period in 2006.

The loss per share available for common stockholders was $.10 for the three-month period ended September 30, 2007 after the deduction of preferred dividends of $38,688. The loss per share available for common stockholders was ($.08) for the three-month period ended September 30, 2006 after the deduction of preferred dividends of $628,148. No preferred or common dividends have been paid since the third quarter of 1991 and the Company does not expect to pay dividends in the foreseeable future, other than payment of accrued and unpaid dividends on shares of Preferred Series B stock upon partial redemption. Further, the Company is prohibited from paying dividends on the Common Stock until the aggregate deficiency on the preferred stock dividends is paid in full. Total loss per share year-to-date was $.44 as compared to a loss per share of $.23 for the same period in 2006.

Risk Factors

Investors should be alerted to numerous risks inherent in the continuation of the Company’s operation and in the uncertainty and timing of finalizing its business. See Part II, Item 1. Legal Proceedings. These risks include:

•

The Company has no operations and generates no revenues.  There are no funds remaining with which to pay dividends on our Common Stock.  There is virtually no likelihood that, after payments to creditors and Preferred Series B shareholders, there will be any funds available for the benefit of Common Shareholders.

•

It is possible that there may be some funds remaining, after partial redemption of the Preferred Series B shares that began on or about August 15, 2007, to pay to the holders of the remaining fractional interest in the Preferred Series B stock at a later time; however, there is no guarantee that any such payment will be made.  If such a future payment is made with respect to remaining Preferred Series B stock, it may not be significant.  The Company does not anticipate having funds to be able to redeem, or otherwise pay, the liquidation preference of, the Preferred Series B stock in full.

•

There are significant expenses that continue to accrue even though the litigation is completed.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006:  Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 6 “Selected Financial Data”; Item 11 “Executive Compensation”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions”.  See also Current Reports on Form 8-K dated March 19, 2007 and June 29, 2007 and see Part III hereof below.

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, in this litigation, Plaintiffs alleged (i) breach of contract by the United States, resulting in substantial injury to Plaintiffs, (ii) effecting a taking of Plaintiffs' property without just compensation, and (iii) unjustly enriching the Defendant at the expense of Plaintiffs. Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant has been unjustly enriched. The Defendant filed a counterclaim against the Company for alleged breach of the Company's net worth maintenance stipulation. The Company filed an answer denying the allegations in such counterclaim.

Following the Bank’s being placed in receivership, the Bank and the claims of the Company were split into two separate actions. The Company’s claims were separate and distinct from the claims of the Bank. The FDIC served as Receiver for the Bank and maintained the Bank's claims against the Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed from the litigation in exchange for certain tax considerations in the event of a recovery. See Part I. Item II. Risk Factors.

On February 27, 1998, the Company filed a motion for summary judgment on liability, which was granted by the Court in May of 2003 and the matter was set down for trial during May and June of 2004 on the amount of damages to be awarded. After hearing testimony and reviewing documentation presented at trial, Judge Robert H. Hodges, Jr. issued a decision on November 18, 2004 awarding the Company $192.5 million. The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which held oral argument on December 9, 2005. The panel issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition seeking reconsideration of the panel’s decision on July 7, 2006. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, the Federal Circuit Court denied our petition. The Company’s petition for certriorari of the Circuit Court’s decision to the U.S. Supreme Court was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000. The case is now concluded.

For further information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007.

On October 17, 1997, Old Stone Corporation and Arnold & Porter LLP (the "Firm") entered into a Retainer Agreement ("Retainer Agreement") with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, depending on the amount we received in the litigation. Accrued and unpaid fees through March 19, 2007 were approximately $10.5 million. Based on the award of $74.5 million, those hourly fees were capped at $1.5 million. Disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee was paid. Under the Retainer Agreement, the Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation. Based on the $74.563 million award, the Firm received $13,225,348.02.

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

In consideration for their efforts in serving on the Committee, the members collectively were entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company’s achieving an award of at least $50 million in the Claims Court Litigation and then higher sums up to the maximum, depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement. Based on the award of $74.563 million, the Committee members collectively received $922,815 in June 2007.

Other Payments

From January 1993 through the completion of the Claims Court Litigation, the Company did not pay currently any member of its Board of Directors either the annual fee of $5,000 per year or meeting fees of $500 per meeting. Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation. Based on the award of $74.563 million and based on attendance of directors at various meetings of the Board and Executive Committee, the Board members were paid $851,149 cumulatively for their service from 1993 through 2006. This amount included payments to two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

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

ITEM 1A.	RISK FACTORS.

Please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Risk Factors” for a discussion of risks that holders of Company securities should consider.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES/PARTIAL REDEMPTION OF

PREFERRED SERIES B SHARES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B ("Preferred Stock"), during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of September 30, 2007 was $2,474,764, after taking into account the accrued dividends paid or the portion of the Preferred Stock called for redemption. See discussion of Partial Redemption of Preferred Stock below.

On May 31, 2007, the Board of Directors approved a partial redemption of the Company’s Preferred Stock. Pursuant to Section 3 of the Certificate establishing the terms of the Preferred Stock (“Certificate”), the Company called for redemption of the outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”). The stock transfer books of the Company were closed with respect to the Preferred Stock as of 5:00 p.m. on July 31, 2007, and reopened on the first business day following the Redemption Date.

The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held (representing 0.6 shares of Preferred Stock redeemed at $20 per share under Section 3.2 of the Certificate, and 0.3384 shares of Preferred Stock redeemed at $20.32 per share under Section 3.1 of the Certificate, plus in each case accrued dividends thereon through the Redemption Date). Payment is being made on a pro rata basis to all Preferred Series B shareholders of record, such that for every share held, 0.9384 shares of Preferred Stock are being redeemed and 0.0616 shares remain outstanding.

Payment for the shares of Preferred Stock submitted for redemption are being made upon receipt of the share certificates representing the Preferred Stock and a Letter of Transmittal, completed and executed as set forth therein, beginning August 15, 2007. Other than the right to receive these cash payments, all rights and preferences as to the redeemed shares, including accrual of dividends, ceased on and after August 15, 2007.

Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books were closed on July 31, 2007. Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111-110, Minneapolis, MN 55479, telephone 1-866-631-0175 (toll free). The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007.

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

OLD STONE CORPORATION

Date: November 14, 2007	/s/James V. Rosati__________
James V. Rosati
President

- 16 -