Form 10-K
period 2007-12-31
OLD STONE CORP
filed 2008-10-08
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

Commission file number 08016

OLD STONE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Rhode Island	050341273

(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

2400 Financial Plaza, Providence, RI	02903

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (401) 351-6117

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($1.00 par value)
Cumulative Voting Convertible Preferred Stock, Series
B ($20.00 Stated Value, $1.00 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2007 was $601,958. See Item 5.

As of the close of business on December 31, 2007, 8,297,046 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Background

          Old Stone Corporation (“we”, “us”, “our” or the “Company”) is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

          On January 29, 1993, the Office of Thrift Supervision (“OTS”) declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States (“Bank”), insolvent, and appointed the Resolution Trust Company (“RTC”) as receiver (“Bank Closing”). The RTC formed a bridge bank, Old Stone Federal Savings Bank (“Bridge Bank”) which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of officers on March 8, 1993 who served until the current officers were elected in 2002. See Item 10 below, “Directors, Executive Officers and Corporate Governance.” We and the Bank instituted a suit against the United States in connection with actions that took place prior to the Bank Closing (“Claims Court Litigation”) which litigation has been concluded. See Item 1 “Recent Developments”, Item 1A “Risk Factors” and Item 3 “Legal Proceedings” below.

          As a result of the receivership of the Bank, we underwent material changes in the nature of our business and we no longer operate as a unitary savings and loan holding company. Until December 31, 2001, we held an equity interest in Old Stone Securities Company (“Old Stone Securities”), our only Significant Subsidiary. See “Significant Subsidiary” below. Old Stone Securities was closed as of that date and thereafter we have had no operations other than management of the Claims Court Litigation. See Item 3 “Legal Proceedings”. We have no equity interest in any other significant entity. Since the conclusion of the Claims Court Litigation, our only business has been to distribute the funds received to our preferred stockholders.

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

Employees

          As of December 31, 2007, we had no active employees, but we retain one person as a part-time consultant who handles our stock transfers and related activities.

Recent Developments

          On May 25, 2006, a three-Judge panel of the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part the decision of Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims in our longstanding suit against the U.S. Government. The Federal Circuit reduced the amount awarded us from $192.5 million to $74.563 million. See Old Stone Corporation Current Report on Form 8-K, dated June 1, 2006. On September 21, 2006, our motion to have the three-Judge panel reconsider its decision or to have the Federal Circuit en banc hear the case was denied. See Old Stone Corporation Current Reports on Form 8-K, dated July 11, 2006 and October 2, 2006. We filed a Petition for a Writ of Certiorari to the U.S. Supreme Court on December 14, 2006. This petition was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000. See discussion of Claims Court Litigation in Item 3 “Legal Proceedings”. After paying accrued expenses and reserving an amount for contingencies and other expenses, we redeemed a portion of our outstanding Preferred Stock with the balance of the award in August 2007.

ITEM 1A.	RISK FACTORS

          Investors should be reminded of numerous risks inherent in investing in our securities, including the stock’s illiquidity and the lack of an operating business. See Item 3 “Legal Proceedings”. These risks include:

•

The Company has no operations and generates no revenues. There are no funds remaining with which to pay dividends on our Common Stock. There is virtually no likelihood that, after payments to creditors and Preferred Series B shareholders, there will be any funds available for the benefit of Common Shareholders. Revenues reported during the 2007 fiscal year record the receipt of the one-time judgment from the Claims Court Litigation and do not reflect a recurring source of revenue for the Company.

•

It is possible that there may be some funds remaining, after partial redemption of the Preferred Series B shares that began on or about August 15, 2007, to pay to the holders of the remaining fractional interest in the Preferred Series B stock at a later time; however, there is no guarantee that any such payment will be made. If such a future payment is made with respect to remaining Preferred Series B stock, it may not be significant. The Company does not anticipate having funds to be able to redeem, or otherwise pay the liquidation preference of, the Preferred Series B stock in full.

•

There are significant expenses that continue to accrue even though the litigation is completed. See Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 11 “Executive Compensation”; Item 13 “Certain Relationships and Related Transactions” and Item 14 “Principal Accountant Fees and Services”.

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

          All of the above risks should be taken into consideration in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.	PROPERTIES

          During 2007, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge. The value of our leasing arrangement is considered immaterial and is not reflected in the Company’s financial statements.

ITEM 3.	LEGAL PROCEEDINGS

          We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2007. A description of the Claims Court litigation, which was concluded in March 2007, follows:

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

          Following passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon this breach, Plaintiffs instituted the Claims Court Litigation, alleging breach of contract by the United States, which resulted in substantial injury to Plaintiffs, effected a taking of Plaintiffs’ property without just compensation and unjustly enriched Defendant at the expense of Plaintiffs. Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which Defendant was unjustly enriched. Defendant filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We filed an answer denying the allegations in the counterclaim.

          Following the Bank Closing, the Bank’s claims and our claims were split into two separate actions. Our claims were separate and distinct from the claims of the Bank. The FDIC served as receiver for the Bank and maintained the Bank’s claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. In exchange for such dismissal, we agreed to allow the Bank to share in any tax benefits we received in the litigation or in any matters related thereto. On February 27, 1998, we filed a motion for summary judgment on liability, which Defendant opposed. This motion was denied by the Claims Court in May of 2003 and the matter was set down for trial during May and June of 2004. After hearing testimony and reviewing documentation presented at a three-week trial, Judge Robert Hodges, Jr. issued a decision on November 18, 2004 awarding us $192.5 million. Defendant received no award on its counterclaim against us. Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals. Oral argument was held by a three-Judge panel of the Federal Circuit Court on December 9, 2005. On May 25, 2006, the three-Judge panel issued its decision affirming in part and reversing in part the Claims Court award to us. In particular, the Court reversed Judge Hodges’ award of $118 million in restitution claims by Old Stone for capital contributions made by the Corporation to Old Stone Bank in 1984 and 1985 in connection with two acquisitions of supervisory thrifts, but left intact his award of $74.5 million for post-breach damages caused by Defendant.

          We filed a Petition with the Federal Circuit Court on July 7, 2006, seeking either a rehearing by the three-Judge panel or a reexamination of the panel’s decision by the entire

Circuit Court. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, our Petition was denied by the Federal Circuit Court.

          On December 14, 2006, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court seeking a review of the Federal Circuit Court’s decision. Defendant filed a brief in opposition and the U.S. Chamber of Commerce filed an amicus curiae brief in support of our Petition. We filed our reply brief on February 26, 2007. The Company’s petition for certiorari of the Circuit Court’s decision to the U.S. Supreme Court was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000. The case is now concluded.

          On October 17, 1997, Old Stone Corporation and Arnold & Porter LLP (the “Firm”) entered into a Retainer Agreement (“Retainer Agreement”) with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, subject to the following thresholds: For an award of between $1 and $30 million, such fees were capped at $500,000; for an award greater than $30 million up to $60 million, such fees were capped at $1,000,000; and for an award greater than $60 million up to $100 million, such fees were capped at $1,500,000. For an award in excess of $100 million, there was no cap on such fees. Accrued and unpaid fees in the litigation were capped at $1.5 million and disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee would be paid. The Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation. For an award of between $1 and $25 million (or the first $25 million of any larger award), the Firm would receive an Incentive Fee equal to 10% of such sum; for an award greater than $25 million up to $50 million (or for that portion of any larger award that is greater than $25 million and up to $50 million), the Firm would receive an Incentive Fee equal to 15% of such sum; for an award greater than $50 million up to $100 million (or for that portion of any larger award that is greater than $50 million and up to $100 million), the Firm would receive an Incentive Fee of 20% of such sum; and for the portion of any award greater than $100 million, the Firm would receive 25% of such sum. Based on the $74.563 million award, the Firm’s fee was ultimately approximately $13.225 million. This amount was paid in the second quarter of 2007.

          See also Item 11, “Executive Compensation” for a discussion of the fees paid to the Litigation Management Committee of the Board of Directors in connection with the Claims Court Litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock trades on the over-the-counter market under the symbol OSTN. At December 31, 2007, there were approximately 39,704 common shareholders of record. High and low stock prices of our Common Stock for the fiscal year 2007 and for fiscal year 2006 were:

2007	High	Low

First Quarter	$.93	$.12
Second Quarter	.20	.085
Third Quarter	.11	.04
Fourth Quarter	.05	.035

2006	High	Low

First Quarter	$5.30	$4.70
Second Quarter	5.00	2.00
Third Quarter	2.90	.68
Fourth Quarter	1.55	.55

          Pursuant to the terms of the Preferred Stock, we were required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed. This obligation requires us to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year. At the time of any such redemption, in addition to paying the stated value of such stock, we must pay all accrued and unpaid dividends on such shares being redeemed. The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of December 31, 2007 was $2.515 million, after taking into account the accrued dividends paid on the portion of the Preferred Stock called for redemption, as described below.

          On May 31, 2007, the Board of Directors approved a partial redemption of the Company’s Preferred Stock following resolution of the Claims Court Litigation. Pursuant to Section 3 of the Certificate establishing the terms of the Preferred Stock (“Certificate”), the

Company called for redemption of the outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”). The stock transfer books of the Company were closed with respect to the Preferred Stock as of 5:00 p.m. on July 31, 2007, and reopened on the first business day following the Redemption Date.

          The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held (representing 0.6 shares of Preferred Stock redeemed at $20 per share under Section 3.2 of the Certificate, and 0.3384 shares of Preferred Stock redeemed at $20.32 per share under Section 3.1 of the Certificate, plus in each case accrued dividends thereon through the Redemption Date). This redemption price is equivalent to $57.92 for every full share redeemed. Payment was made on a pro rata basis to all Preferred Series B shareholders of record, such that for every share held, 0.9384 shares of Preferred Stock were redeemed and 0.0616 shares remain outstanding. As of December 31, 2007, an amount of $50,328,026 had been paid to shareholders of the Preferred Stock who had exchanged 868,792 shares of the Preferred Stock.

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

          Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books were closed on July 31, 2007. Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111-110, Minneapolis, MN 55479, telephone 1-866-631-0175 (toll free). The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007. A further mailing was sent on February 29, 2008 to all shareholders who did not respond to the first mailing.

          We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended, nor have we repurchased any shares of our Common Stock during the three months ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

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

Results for Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          Notwithstanding its nature as recovery of invested capital, the receipt of $74.563 million from the Claims Court Litigation is treated as current income under generally accepted accounting principles. This one-time award does not reflect any recurring source of income and the remaining sums are not expected to be sufficient to constitute a full redemption of the Preferred Stock.

          Interest and dividend income was $1,145,000 for the year ended December 31, 2007, and $12,000 for the year ended December 31, 2006. The increase in interest income resulted from the investment of the Claims Court Litigation award.

          Other income was $0 for the year ended December 31, 2007, compared to $2,000 for the year ended December 31, 2006.

          From the time of the Bank Closing through 2001, our primary operating expenses were legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Our operating expenses were $16,583,000 for the year ended December 31, 2007, compared to $75,000 for the year ended December 31, 2006. The increase in operating expenses for fiscal year 2007 is primarily attributable to the payment of cumulative litigation-related expenses, cumulative deferred directors fees, cumulative shareholder expenses and cumulative and additional interest on the line of credit.

          We made payments to the Board of Directors and its Litigation Management Committee following the resolution of the Claims Court Litigation, representing the deferred Board fees that had accrued since 1993. We also paid Board fees for meetings during 2007. See “Compensation of Board of Directors” under Item 11 “Executive Compensation”. There were no salaries and benefits paid during 2007 or 2006.

          Old Stone Corporation reported net income of $59,124,000 for the year ending December 31, 2007 compared with a net loss of $61,000 for the year ending December 31, 2006.

          The net income per share was $6.97 for the year ended December 31, 2007 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2006 after the deduction of preferred dividends. No preferred or common dividends were paid from the third quarter of 1991 until a substantial portion of such preferred dividends were paid in connection with the Partial Redemption in 2007. See Part II, Item 5, “Market for the Registrant’s Common Equity and Related Stockholder Matters”. Further, we are prohibited from paying dividends on the Common Stock until the aggregate dividend deficiency (totaling $2,515,000 as of December 31, 2007) on the Preferred Stock dividends is paid in full.

Results for Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          Interest and dividend income was $12,000 for the year ended December 31, 2006, and $0 for the year ended December 31, 2005.

          Other income was $2,000 for the year ended December 31, 2006, compared to $7,000 for the year ended December 31, 2005.

          Since the Bank Closing and through 2006, our primary operating expenses have been legal, insurance, accounting and transfer agent expenses, as well as the operating expenses of Old Stone Securities. Old Stone Securities was closed as of December 31, 2001. Operating expenses were $75,000 for the year ended December 31, 2006, compared to $29,000 for the year ended December 31, 2006. There were no salaries and benefits for the year ended 2006 or 2005.

          Old Stone Corporation reported a net loss of $61,000 for the year ended December 31, 2006 compared to a net loss of $22,000 for the year ended December 31, 2005.

          The loss per share was ($.31) for the year ended December 31, 2006 after the deduction of preferred dividends. The loss per share was ($.31) for the year ended December 31, 2005 after the deduction of preferred dividends.

Liquidity and Capital Resources

          At December, 31, 2007, we had $8.5 million in assets, $6.6 million in total liabilities, $1.3 million in redeemable preferred stock, and a stockholder’s equity of $623,000, compared to $0.3 million in assets, $0.6 million in total liabilities, $20.9 million in redeemable preferred stock and stockholder’s deficit of $21.2 million at December 31, 2006.

          On September 26, 2003, we entered into a $250,000 Revolving Credit Loan with ConReal, LLC, in order to draw on the line to pay operating expenses pending the outcome of the Claims Court Litigation. Any amounts drawn were to be repaid only upon receipt of a sufficient monetary award in such litigation. Interest on any unpaid outstanding balance accrued at 15% per annum. An incentive payment was due to ConReal based on a formula beginning at 1.5 times principal and reaching as high as 4 times principal, depending on the level of award received in such litigation. Given that the Claims Court Litigation resulted in an award of $74,563,000, ConReal was entitled to a multiple of two times principal. On June 5, 2007, we paid ConReal $543,945. There is no remaining balance on the credit line and the line has been closed.

          Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending payment of all obligations. See “Current Operations” above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 are filed as Exhibit 99 to this report. The financial statements for the fiscal years ended December 31, 2006 and 2005 included in the Financial Statements are not audited, as permitted by Rule 3-11 of Regulation S-X for inactive registrants, in light of our status as an inactive registrant for those years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

          As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. For the year ended December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding preferred stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3-11 of Regulation S-X for the fiscal year, and as a result the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years. The Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of this report. In anticipation of the additional time that an audit would require, and given the years of “inactive registrant” status, the Company filed a Form 12b-25 noting the extended period of audit review required and the expected delay in filing the Form 10-K. As a result of this delay, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s report on internal control over financial reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s executive officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Under the supervision and with the participation of the Company’s management, including its executive officers, the Company assessed, as of December 31, 2007, the effectiveness of its internal control over financial reporting. The assessment was based on criterial established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As noted elsewhere in this report, the Company has had no operations in recent years other than the management of the Claims Court Litigation. Since the conclusion of the litigation, its only business has been to distribute the funds received. The Company has no full-time employees. In light of the Company’s limited activity and resources, its systems and procedures relating to internal control over financial reporting are neither extensive nor complex. In the process of conducting its assessment, management identified a material weakness, within the meaning of applicable accounting standards, in its internal control over financial reporting, in that it lacks sufficient personnel with accounting knowledge, expertise and training in the application of generally accepted accounting principles in light of the complexities of reporting and disclosing transactions in accordance with such principles. Based on the assessment described above, in light of this material weakness, the Company’s management concluded that its internal control over financial reporting as of December 31, 2007 was not effective.

          There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company intends to file amended quarterly reports on Form 10-Q for the periods ended June 30, 2007 and September 30, 2007, to reflect the treatment of the litigation award as income from operations, as discussed in Item 9A above and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Name	Age	Principal Occupation

Howard W. Armburst	80	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	70	Chairman of Old Stone Corporation since 1993; Partner, Edwards Angell Palmer & Dodge LLP (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	74	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	77	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	60	Treasurer of Old Stone Corporation since 2002; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	64	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	60	Secretary of Old Stone Corporation since 2002; Vice President & General Counsel, Sperian Protection USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	61

Director, State of R.I. Department of Business Regulation since January 2005 (government business regulator); prior to that date, Senior Vice President, First Trade Union Bank since June 1999 (banking institution)

James V. Rosati	57

President of Beacon Mutual Insurance Co. since January 2007; President, Old Stone Corporation since 2002; Partner, Riparian Partners LLC from 2006-2007 (investment firm); President, Astoria Consulting, Inc. from January 2004 to January 2007 (business consulting); prior to 2004, Consultant, Cookson America, Inc. (from 2001)

Alfred J. Verrecchia	65

President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) from May 2003 to May 2008; prior to May 2003, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc.; Director, FM Global

Corporate Governance

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a “Reporting Person”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Corporation pursuant to Section 16(a) of the Exchange Act. On January 30, 2008, James V. Rosati filed a Form 5 to report the partial redemption of certain indirectly owned shares of preferred stock by the Company on August 15, 2007. On February 14, 2008, Gotham Partners LP filed a Form 5 to report the partial redemption of Preferred Stock owned by it and certain affiliated entities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2007 and on written representations from Reporting Persons, the Corporation believes that each other Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

          None of our officers received any compensation for his service to us for work performed during the fiscal year 2007.

Compensation of Board of Directors

          From January 1993 through the completion of the Claims Court Litigation, the Company did not pay currently any member of its Board of Directors either the annual fee of $5,000 per year or meeting fees of $500 per meeting. Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation. Based on the award of $74.563 million and based on attendance of directors at various meetings of the Board and Executive Committee, the Board members were paid $844,129 cumulatively for their service from 1993 through 2006. This amount included payments to beneficiaries of two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

          For the year 2007, each Board member received $5,000 as an annual retainer and $500 per meeting of the Board and Executive Committee. There were three meetings of the Board of Directors and nine meetings of the Executive Committee in 2007, for which the Directors collectively received compensation of $80,500.

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

          The members of the Committee were reimbursed currently for their reasonable out-of-pocket expenses in connection with the litigation. The members of the Committee were not to be liable to us for the services they rendered in this regard unless they acted with deliberate intent to injure, or with reckless disregard for the best interests of, Old Stone Corporation or its shareholders. Lastly, the members of the Committee were to be indemnified by us with respect to any damages they incurred as a result of any action, suit or other proceeding arising out of or relating to the Claims Court Litigation (subject to the same caveat set forth in the previous sentence). The Claims Court Litigation having been completed, the Litigation Management Committee has been discontinued.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders of Old Stone Corporation

          The following table sets forth information as to the only persons known to us to be beneficial owners of more than five percent (5%) of any class of outstanding voting securities.

		Common Stock			Preferred Stock

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Percentage

Manticore Properties, LLC (1)	1,394,197	0	16.8%	18,416	0	28.6%

Manticore Properties II, LP (1)	455,203	0	5.5%	4,936	0	7.7%

Mantpro, LLC (1)	0	455,203	5.5%	0	4,936	7.7%

Gotham Partners, L.P. (1)	564,339	1,394,197	23.6%	2,547	18,416	32.5%

Gotham Partners III, L.P. (1)	56,277	1,394,197	17.5%	270	18,416	29.0%

Gotham International Advisors, L.L.C. (1)	724,661	0	8.7%	10,835	0	16.8%

Gotham Holdings II, L.L.C. (1)	0	1,394,197	16.8%	0	18,416	28.6%

William A. Ackman	0	3,194,677	38.5%	0	37,004	57.4%

David P. Berkowitz	0	2,739,474	33.0%	0	32,068	49.7%

(1) This information with respect to beneficial ownership is based upon information contained in the Schedule 13D/A filed on February 15, 2008 by Gotham Partners, L.P., a New York limited partnership (“Gotham”), Gotham Partners II, L.P., a New York limited partnership (“Gotham II”), Gotham Partners III, L.P., a New York limited partnership (“Gotham III”), (together the “Funds”), Manticore Properties, LLC, a Delaware limited liability company (“Manticore”), Gotham International Advisors, L.L.C., a Delaware limited liability company (“Gotham Advisors”), Mantpro, LLC, a Delaware limited liability company (“Mantpro, LLC”), Manticore Properties II, L.P. (“Manticore II”), Gotham Holdings II, L.L.C., a Delaware limited liability company (“Holdings II”), Mr. William A. Ackman (“Ackman”) and Mr. David Berkowitz (“Berkowitz”). The address of such persons is c/o Gotham Partners Management Co., LLC, 110 East 42nd Street, New York, NY 10017.

According to the Schedule 13D/A, these persons own shares of our Common Stock and Preferred Stock as follows:

Manticore beneficially owns 1,394,197 shares of Common Stock or 16.8% of the outstanding Common Stock and 18,416 or 28.6% of the outstanding Preferred Stock. The sole power to vote or direct the voting of and the power to dispose or direct the disposition of, such shares is held by Manticore.

Manticore II beneficially owns 455,203 shares of Common Stock or 5.5% of the outstanding Common Stock and 4,936 shares of Preferred Stock or 7.7% of the outstanding Preferred Stock. The sole power to vote or direct the voting of and the power to dispose or direct the disposition of, such Shares is held by Manticore II.

Gotham, Ackman, Berkowitz, Gotham III, Holdings II and Mantpro, LLC have sole and/or shared power to vote or direct the voting of and the power to dispose or direct the disposition of, such shares as described below.

Gotham beneficially owns an aggregate of 1,958,536 shares or 23.6% of the outstanding Common Stock, of which (i) 564,339 shares of Common Stock are directly owned by Gotham, and (ii) 1,394,197 shares of Common Stock are indirectly owned by Gotham through Manticore. Gotham beneficially owns an aggregate of 20,963 shares or 32.5% of the outstanding Preferred Stock, of which (i) 2,547 shares of Preferred Stock are directly owned by Gotham, and (ii) 18,416 shares of Preferred Stock are indirectly owned by Gotham through Manticore. Gotham III beneficially owns an aggregate of 1,450,474 shares or 17.5% of the outstanding Common Stock, of which (i) 56,277 shares of Common Stock are directly owned by Gotham III, and (ii) 1,394,197 shares of Common Stock are indirectly owned by Gotham III through Manticore. Gotham III beneficially owns an aggregate of 18,686 shares or 29.0% of the outstanding Preferred Stock, of which (i) 270 shares of Preferred Stock are directly owned by Gotham III, and (ii) 18,416 shares of Preferred Stock are indirectly owned by Gotham III through Manticore.

Gotham Partners International, Ltd. (“Gotham International”) owns 724,661 shares of Common Stock or 8.7% of the outstanding Common Stock and 10,835 shares of Preferred Stock or 16.8% of the outstanding Preferred Stock. The sole power to vote or direct the voting of and the power to dispose or direct the disposition of such shares is held by Gotham Advisors.

Holdings II beneficially owns an aggregate of 1,394,197 or 16.8% of the outstanding Common Stock, which are indirectly owned by Holdings II through Manticore. Holdings II beneficially owns an aggregate of 18,416 shares or 28.6% of the outstanding Preferred Stock, which are indirectly owned by Holdings II through Manticore.

Mantpro, LLC indirectly through Manticore II, beneficially owns 455,203 shares of Common Stock or 5.5% of the outstanding Common Stock and 4,936 shares of Preferred Stock, or 7.7% of the outstanding Preferred Stock. The sole power to vote or direct the voting of and the power to dispose or direct the disposition of such shares is held by Manticore II.

Ackman beneficially owns an aggregate of 3,194,677 shares of Common Stock or 38.5% of the outstanding Common Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Mantpro, LLC and Manticore II. Ackman beneficially owns an aggregate of 37,004 shares of Preferred Stock or 57.4% of the outstanding Preferred Stock which are indirectly owned by Ackman through each of Manticore, Gotham, Gotham III, Gotham International, Holdings II, Mantpro, LLC and Manticore II.

Berkowitz beneficially owns an aggregate of 2,739,474 shares of Common Stock or 33.0% of the outstanding Common Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International and Holdings II. Berkowitz beneficially owns an aggregate of 32,068 shares of Preferred Stock or 49.7% of the outstanding Preferred Stock which are indirectly owned by Berkowitz through each of Manticore, Gotham, Gotham III, Gotham International and Holdings II.

Pursuant to the Investment Management Agreement, filed as Exhibit 1 to the Schedule 13D/A, Gotham Advisors currently has the power to vote and to dispose of all of the Common Stock beneficially owned by Gotham International.

The beneficial ownership reported by the above parties gives effect to the partial redemption of Preferred Stock during 2007.

Security Ownership of Directors and Executive Officers

The following table sets forth information furnished to us by all present Directors and Executive Officers regarding amounts of Common Stock they owned on December 31, 2007. Only Mr. Rosati, who indirectly owns 123.2 preferred shares (after giving effect to the partial redemption), owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and Executive Officer and for all Directors and Executive Officers as a group are less than one percent.

Name of Beneficial Owner	Number of Shares Beneficially Owned

Howard W. Armbrust	2,000
Bernard V. Buonanno, Jr..	4,613
Robert E. DeBlois	4,742
Thomas P. Dimeo	11,500	(1)
Thomas F. Hogg	16,916
Beverly E. Ledbetter	133
Winfield W. Major	18,538
A. Michael Marques	12,907
James V. Rosati	13,178	(2)
Alfred J. Verrecchia	1,525
All current Directors and Executive Officers as a group (10 persons)	86,052

(1)          Excludes 1,000 shares owned by Mr. Dimeo’s spouse, as to which he disclaims beneficial ownership. Includes 10,000 shares owned indirectly by Mr. Dimeo in an IRA rollover account.

(2)          Excludes 123.2 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati’s spouse (see Form 5 filing of Mr. Rosati dated January 30, 2008), and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati’s spouse as to which he disclaims beneficial ownership.

          We do not have any equity securities authorized for issuance under any compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards Angell Palmer & Dodge LLP (“EAPD”), a law firm retained by us on various legal matters. The dollar amount of fees incurred by EAPD during 2007 with respect to Old Stone did not exceed 5% of the EAPD’s gross revenues for 2007. We were unable to pay EAPD currently for all of its legal work on our behalf during 2007 and prior years. The Company agreed to pay EAPD a multiple from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company was successful in such litigation. The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $233,844. Based on the award of $74.563 million, EAPD received 1.5 times its outstanding invoices, or $350,766. All work after that date was billed at normal rates and is not subject to the 1.5 times multiple.

See Item 10, “Directors, Executive Officers and Corporate Governance”, for a discussion of our director independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Audit Fees. Audit fees for the audit of the Corporation’s annual financial statements for the fiscal year ended December 31, 2007 were approximately $35,000. Because we were an “inactive entity” as defined in Rule 3-11 of Regulation S-X, we did not incur any fees for the audit of the Corporation’s annual financial statements for the fiscal year ended December 31, 2006.

          All Other Fees. We incurred other fees of $14,897 during the year ended December 31, 2007 in connection with a review by our auditor of certain litigation-related payments and payments being made to our preferred stockholders in connection with the partial redemption of our preferred stock. Except as set forth above, there were no other fees for services rendered to us by our auditors for the fiscal years ended December 31, 2007 or December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)          The following financial statements of Old Stone Corporation, together with the report of its independent registered public accounting firm relating to the year ended December 31, 2007, are filed as Exhibit 99 to this report:

Balance Sheets- December 31, 2007 and 2006

Statements of Operations- Years ended December 31, 2007, 2006 and 2005

Statements of Changes in Stockholders’ Equity (Deficit) - Years ended December 31, 2007, 2006 and 2005

Statements of Cash Flow- Years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

Schedule I – Valuation and Qualifying Accounts

	(2)	Financial Statement Schedules – See Item 15(a) above.

	(3)	List of Exhibits — See Item 15(b) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(10) Letter Agreement dated October 17, 1997 between Registrant and Arnold & Porter (Incorporated by reference to Exhibit 10 of our Form 10-K for the fiscal year ended December 31, 1998)

	(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(99)	Financial Statements for Old Stone Corporation for the years ended December 31, 2007, 2006 and 2005

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

October 7, 2008	By:	/s/ James V. Rosati

James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 7, 2008.

Director

Howard W. Armbrust

/s/Bernard V. Buonanno, Jr.	Director and Chairman

Bernard V. Buonanno, Jr.

/s/ Robert E. DeBlois	Director

Robert E. DeBlois

/s/ Thomas P. Dimeo	Director

Thomas P. Dimeo

/s/ Thomas F. Hogg	Director and Treasurer

Thomas F. Hogg

/s/ Beverly E. Ledbetter	Director

Beverly E. Ledbetter

/s/ Winfield W. Major	Director and Secretary

Winfield W. Major

/s/ A. Michael Marques	Director

A. Michael Marques

/s/ James V. Rosati	Director and President

James V. Rosati

/s/ Alfred J. Verrecchia	Director

Alfred J. Verrecchia