Form 10-Q
period 2008-03-31
OLD STONE CORP
filed 2009-07-27
CIK 74273

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Yes:☐	No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes:☐	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes:	☐	No:	☒

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of March 31, 2008: 8,297,046.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

CONSOLIDATED BALANCE SHEETS

($ In Thousands)
	March 31, 2008	December 31, 2007

ASSETS	Unaudited

Cash	$1,768	$1,772

Cash-escrow (restricted, $6,418 in 2008, $6,580 in 2007)	6,584	6,698
Other assets	12	40

TOTAL ASSETS	$8,364	$8,510

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Redemption of Preferred Stock, Series B	$6,418	$6,580
Line of Credit	-	-
Other	32	17

TOTAL LIABILITIES	$6,450	$6,597

REDEEMABLE PREFERRED STOCK
Preferred stock, series B, $1.00 par value; 64,481 shares authorized, issued and outstanding (liquidation value $1,290)	1,290	1,290

STOCKHOLDERS' EQUITY

Common stock, $1.00 par value; 25,000,000 shares authorized; 8,351,046 shares issued	8,300	8,300
Additional paid-in capital	91,079	91,079
Paid-in surplus	30,000	30,000
Accumulated deficit	(127,612)	(127,613)
Treasury stock, at cost; 54,000 shares	(1,143)	(1,143)

TOTAL STOCKHOLDERS' EQUITY	624	623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,364	$8,510

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

STATEMENTS OF OPERATIONS

($ In Thousands except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2008		2007

REVENUES AND OTHER INCOME:
Revenues:
Interest and dividend income		$46		$3

TOTAL		46		3

EXPENSES:
Professional Fees		16		2

Occupancy expense		1		1
Other expenses		27		10

TOTAL EXPENSES		44		13

Tax Expense, current		1		-

NET INCOME (LOSS)		$1	$	(10)

NET (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$	(38)	$	(639)

(LOSS) PER COMMON SHARE	$	(0.005)	$	(0.08)
AVERAGE COMMON SHARES OUTSTANDING		8,297,046		8,297,046

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2008 and 2007

($ in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Surplus	Accumulated (Deficit)	Treasury Stock	Total

December 31, 2006	$8,300	$91,079	$30,000	$(149,477)	$(1,143)	$(21,241)

Net (loss)				(10)		(10)

March 31, 2007	$8,300	$91,079	$30,000	$(149,488)	$(1,143)	$(21,251)
December 31, 2007	$8,300	$91,079	$30,000	$(127,613)	$(1,143)	623

Net (loss)				1		1

March 31, 2008	$8,300	$91,079	$30,000	$(127,612)	$(1,143)	$624

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

($ In Thousands)

(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income/ (loss)	$1	$(10)
Adjustments to reconcile net (loss) to net cash
Increase in:
Other assets	-	-
Other liabilities	14	2
Decrease in:
Other assets	28	5
Other liabilities	-	-

Net cash provided by (used in) operating activities	44	(3)

Cash flows from investing activities:
Decrease in restricted escrow	114	-
Net cash provided by investing activities	114	-

Cash flows from financing activities:
Payments made on amounts due holders of Preferred Stock, Series B	(162)	-
Net cash provided by (used in) financing activities	(162)	-
Net (decrease) in cash	(4)	(3)

Cash, beginning	1,772	5

Cash, end	$1,768	2
Supplemental cash flow information: Interest expense paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

1. Description of business, basis of presentation and summary of significant accounting policies:

Description of business:

Old Stone Corporation (the “Company”) was a unitary savings and loan holding company which conducted substantially all of its business primarily through its ownership of Old Stone Bank, a Federal Savings Bank and its subsidiaries (together, the “Bank”). On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (“OTS”) placed the Bank into receivership due to the Bank being deemed critically undercapitalized. The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”) to assume all deposits and certain assets and liabilities of the Bank. The Resolution Trust Corporation (“RTC”) was appointed Receiver to handle all matters related to the Bank and as Conservator of Old Stone Federal. A substantial portion of the assets and liabilities of Old Stone Federal was sold by the RTC to another Rhode Island financial institution in 1994. The Federal Deposit Insurance Corporation (“FDIC”), as successor-in-interest to the RTC, continues to act as conservator of the remaining assets and liabilities of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a unitary savings and loan holding company. The Company’s operations since receivership of the Bank have been related to activities associated with its litigation against the United States in connection with actions that took place prior to the Bank closing (the “Claims Court Litigation” or the “Litigation”).

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2007, has been derived from audited financial statements as of December 31, 2007 and the March 31, 2008 unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2008 and December 31, 2007, cash includes a cash equivalent of $1.768 million and $1.772 million respectively on deposit in a money market account at a federally regulated bank. The amount of the deposit in this account exceeds the federal insurance limit of $100,000.

Escrow deposits held for the benefit of preferred shareholders notified of redemption, but as of yet unclaimed, are held in a money market escrow fund invested in federal securities and are recorded as Cash – restricted escrow.

3. Line of Credit:

During 2003, the Company entered into a revolving credit agreement (the “Agreement”), which provided for advances to be made available to the Company in the maximum amount of $250,000. The Agreement provided the accrual of interest on outstanding advances at an annual rate of 15% and also provided an incentive payment as defined in the Agreement. Payment by the Company of the principal amount of advances received, interest, and the incentive payment to the lender was contingent upon the Company receiving a monetary award from its litigation against the United States of America (the “Claims Court Litigation”). Amounts contingently payable under the Agreement were collateralized by a second security interest in the proceeds of the Company’s recovery in the Claims Court Litigation.

The Company recorded a liability upon the receipt of advances under the Agreement. At March 31, 2007, advances outstanding under the Agreement totaled $220,000. At March 31, 2007, interest accrued under the Agreement totaled $92,163, and was not recorded as an expense until the year ended December 31, 2007, when the contingency was resolved.

4. Preferred Stock:

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of its directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of accumulated unpaid dividends as of December 31, 2007 was $2.515 million, after payment of accrued dividends on the Preferred Stock called for redemption as described below. The total amount of accumulated unpaid dividends at March 31, 2008 totaled $2.554 million.

Pursuant to the Certificate establishing the terms of the Preferred Stock (“Certificate”), the Company was required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed. This obligation requires the Company to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year. The Certificate also includes provisions relating to the redemption of the Preferred Stock at the Company’s option. At the time of any such redemption, in addition to paying the stated value or other required redemption price of such stock, the Company must pay all accrued and unpaid dividends on such shares being redeemed. Prior to the end of the Claims Court Litigation, the Company did not have funds with which to redeem any of the outstanding shares of Preferred Stock.

Following receipt of the final award from the Claims Court Litigation, the Board of Directors on May 31, 2007 approved a partial redemption of the Company’s Preferred Stock. Pursuant to Section 3 of the Certificate, the Company called for redemption approximately 982,433 of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”), by redeeming a fractional interest of each share outstanding. The redemption price was the equivalent of $57.92 for every full share redeemed.

The total redemption amount was $56,900,000, which includes redemption of the stated value of the preferred stock, the redemption premium payable on shares redeemed at the Company’s option, and the cumulative dividend on the Preferred Stock which was redeemed.. As of December 31, 2007, an amount of $50,320,418 had been paid to shareholders of the Preferred Stock who had exchanged 868,792 shares of the Preferred Stock for the cash redemption. As of March 31, 2008, an amount of $50,482,062 had been paid to shareholders of the Preferred Stock who had exchanged approximately 871,580 shares of the Preferred Stock for the cash redemption.

Payment for the shares of Preferred Stock submitted for redemption are being made upon receipt of the share certificates representing the Preferred Stock and a Letter of Transmittal, completed and executed as set forth therein, beginning August 15, 2007. Other than the right to receive the redemption payments, all rights and preferences as to the redeemed shares, including accrual of dividends, ceased on and after August 15, 2007.

As described above, the Company has been unable to fully pay cumulative dividends on the Series B Preferred Stock outstanding. Management does not expect the Company to be able to fully meet its mandatory redemption obligations related to the Preferred Stock. Consequently, if the Company were to be dissolved or liquidated, there would be insufficient funds to make any distribution to the holders of Common Stock.

5. Earnings per share applicable to common shareholders:

Earnings per share applicable to common shareholders for the three months ended March 31, 2008 and March 31, 2007 includes an amount of preferred dividend of $39 thousand and $628 thousand, respectively.

6. Expenses associated with litigation:

Litigation-related expenses represent expenses which were contingent upon the outcome of the Claims Court Litigation and payable only in the event of a monetary recovery by the Company. Because of the uncertainty of the outcome of the Claims Court Litigation, the Company was unable to determine whether it was probable that such expenses would be required to be paid, and consequently, did not record such amounts as a liability at March 31, 2007 or in prior years.

At March 31, 2007, litigation-related expenses for services rendered to the Company which were payable only in the event of a monetary recovery by the Company from the Claims Court Litigation totaled approximately $2,424,342, but were not recorded until the second and third quarters of 2007. Such amounts exclude incentive fees payable and other similar fees payable for which the dollar amount to be paid was contingent on the dollar amount of the Claims Court Litigation award.

7. Income taxes:

Loss carry forwards for federal tax purposes as of December 31, 2007, the last year for which tax returns have been filed, have the following expiration dates:

Expiration Date	Amount (in dollars)
2015	$568,428
2016	283,952
2017	193,494
2018	113,465
2019	30,138
2020	29,063
2021	145,392
2022	41,723
2023	29,492
2024	104,351
2025	21,736
2026	39,111
2027	712,165

The Company’s net operating loss carryforwards shown in the schedule above would provide Federal tax reduction benefits if the Company were to generate net operating revenue in the future. Valuation allowances in amounts equal to these tax benefits reflect the uncertainty of their utilization in the future. The deferred tax assets (i.e., benefits) and the companion valuation allowances associated with federal taxes have been calculated at a tax rate of 34.0%.

Deferred tax assets associated with State taxes have been calculated at a tax rate of 9.0%. The amount of these deferred tax assets are $78,838 and $81,617 at March 31, 2008 and December

31, 2007, respectively. Companion valuation allowances of equal amount offset the deferred tax assets for each of those periods.

The combined amounts of deferred federal and State tax assets and companion valuation allowances are shown in the table below.

	March 31, 2008	December 31, 2007

Deferred federal and state tax assets associated with net operating loss
carryforwards, not recognized	$864,620	$867,870
Valuation allowance, reflecting uncertainty of utilizing net operating loss
carryforwards	(864,620)	(867,870)

The tax loss carry forward schedule and the schedule of deferred tax asset and valuation allowance both shown above represent tax losses from operations reported in the Company’s tax returns for years 1995 through 2007, for those years then ending. Estimates for 2008 tax results are based on results of operations as recorded in the financial statements, as opposed to results reported within annual tax returns as for the years 2007 and before.

Other tax loss carry forwards arising from receivership activities pertaining to Old Stone Federal Savings Bank, in the amount of $53,288,825, which are assumable by the Company, are not included in the schedules above. This additional tax loss carryforward would create a deferred tax asset of $18,118,201, at a 34.0% federal tax rate, and an offsetting valuation allowance of equal amount.

8. Treasury stock:

Capital accounts include 54,000 shares of Treasury stock. There is no plan to reissue any shares of Treasury stock.

9. Adjustments to quarterly information in 2007:

In the fourth quarter of 2007, management determined that Litigation proceeds totaling $74,563,000, net of Litigation expenses totaling $13,962,000, were presented as an increase to shareholders’ equity as of and for the quarters ended June 30, 2007 and September 30, 2007, rather than reporting such amounts within income from continuing operations as required by the Emerging Issues Task Force Topic No. D-78, “Accounting for Supervisory Goodwill Litigation Awards or Settlements”.

This presentation treatment did not affect any of the reported amounts in the quarter ending March 31, 2007.

SCHEDULE I

OLD STONE CORPORATION

Valuation and Qualifying Accounts

Periods Ended March 31, 2008 (Unaudited) and December 31, 2007

Valuation Allowance Against Deferred Tax Assets:

Balance
at beginning	Increase to	Balance at
of Period	allowance	end of period

March 31, 2008	$867,870	($3,250)	$864,620

December 31, 2007	$565,394	$302,476	$867,870

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Context for Management Discussion of Results of Operations

Since December 31, 2001, the Company has had no material operations other than management of the Litigation described in, among other places, Part I, Item 3 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”). The ultimate outcome of this Litigation, the amount received in the award, expenses associated with the Litigation, and the partial redemption of the Company’s Preferred Stock associated with it are described in the 2007 10-K.

In conjunction with this court award, the Company’s results of operations for the fiscal year ended December 31, 2007 reflected the proceeds from the Litigation of $74.6 million and interest income of $1.14 million, partially offset by cumulative Litigation-related expenses, interest expense, cumulative directors’ fees, cumulative shareholder expenses and other professional fees. After deduction of these expenses, the Company’s net revenue for the year ended December 31, 2007 was $59.1 million, with net revenue available for common shareholders of $57.8 million, or $6.97 per share.

All of these amounts, except a significantly smaller amount of interest income, were of a non-recurring nature, and the great majority of the net proceeds from the Litigation were used to effect a partial redemption of the Company’s Preferred Stock, as described in the 2007 10-K.

Remaining Litigation-related proceeds are not expected to be sufficient to redeem or otherwise pay the liquidation preference of the Company’s remaining Preferred Stock in full.

Quarter Comparison of 2008 versus 2007:

As described above, fiscal year 2007 was characterized by recognition of large amounts of non-recurring revenues and expenses.

In actuality, Litigation proceeds represent the recovery of previously invested capital in a Company subsidiary, but recognition of the Litigation award is treated as revenue under generally accepted accounting principles (pursuant to Emerging Issues Task Force Topic Number D-78, “Accounting for Supervisory Goodwill Litigation Awards or Settlement”).

Expenses in 2007 are largely comprised of Litigation-related expenditures payable only upon receiving a court award and were not accrued before the award. All of these expenses were cumulative over a period of many years, and some expenses, besides being contingent, included a contingency premium. Consequently, comparisons of year-over-year results between like periods of 2008 and 2007 are not meaningful or relevant.

Revenues for the quarter ending March 31, 2008 are generated primarily from two sources: first, interest income from the investment of a portion of the net Litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of the Company’s Preferred Stock. As of March 31, 2008, approximately 89% of those shares have been redeemed from that trustee account.

Funds in the trustee account are held in a money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Expenses for the quarter ended March 31, 2008 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy. These expenses are now paid on a current basis rather than on a contingent or cumulative basis as in 2007.

The largest component of expense was professional fees in the amount of approximately $16 thousand in 2008 compared to $2 thousand in 2007.

Net income for the quarter ended March 31, 2008 reflected a small operating gain of approximately $1 thousand, compared to a net loss of $10 thousand in 2007. Net income available for common shareholders reflected a loss of approximately $38 thousand, or approximately one-half cent per common share in 2008, compared to a loss of approximately $639 thousand, or 8 cents per common share in 2007.

Risk Factors

Investors should be alerted to numerous risks inherent in the continuation of the Company’s operation and in the uncertainty of finalizing its business. See Part II. Item 1. Legal Proceedings. These risks include:

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

•

There are significant expenses that continue to accrue even though the litigation is completed. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007: Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 6 “Selected Financial Data”; Item 11 “Executive Compensation”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions”.

•

In addition to the above issues, there exists the possibility that the award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others. For example, the Federal Deposit Insurance Corporation, on behalf of Old Stone Bank, may assert a claim to a portion of any tax savings realized by the Company from the use of any of its net operating losses. Based on consultation with tax advisors, the Company does not believe that the award should be subject to tax claims.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. For the year ended

December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding Preferred Stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3-11 of Regulation S-X for the fiscal year, and as a result, the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years. The Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of its Annual Report on Form 10-K for the year ended December 31, 2007. In addition, this quarterly report on Form 10-Q is being filed after the time period specified in the Commission’s rules and forms. As a result of these delays, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Following the Bank Closing, the Bank’s claims and the claims of the Company were split into two separate actions. The Company’s claims were separate and distinct from the claims of the Bank. An agency of the Defendant served as Receiver for the Bank and maintained the Bank’s claims against the Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed from the litigation in exchange for certain tax considerations in the event of a recovery. See Part I. Item II under the heading “Risk Factors”.

On February 27, 1998, the Company filed a motion for summary judgment which was granted by the Court in May 2003 and the matter set down for trial during May and June of 2004 on the amount of damages to be awarded. After hearing testimony and reviewing documentation presented at trial, the Court issued a decision on November 18, 2004 awarding the Corporation $192.5 million. The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which issued a decision on May 25, 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million. The Company filed a petition to the Federal Circuit Court of Appeals on July 7, 2006 seeking reconsideration of the decision by the panel or rehearing by the Federal Circuit en banc. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, the Company’s petition was denied by the Federal Circuit Court. The Company’s petition for a Writ of Certiorari to the U.S. Supreme Court to review the Federal Circuit Court decision was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000. The case is now concluded.

For other information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007 and the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

On October 17, 1997, the Corporation and Arnold & Porter (“Firm”) entered into a Retainer Agreement (“Retainer Agreement”) with respect to the Firm’s representation of us in the Claims Court Litigation. In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee (“Incentive Fee”) based on the dollar amount of any award received by the Corporation directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, depending on the amount we received in the litigation. Accrued and unpaid fees were approximately $10.5 million. Based on the award of $74.5 million, those hourly fees were capped at $1.5 million. Disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee was paid. Under the Retainer Agreement, the Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered in the litigation. Based on the award of $74.5 million, the Firm received $13,225,348.02.

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

Under this arrangement, in consideration for their efforts in serving on the Committee, the members collectively were entitled to receive compensation of between $800,000 and $2,200,000, the minimum being contingent upon the Company achieving an award of at least $50 million in the Claims Court Litigation and then higher sums up to the maximum depending on the Company progressively receiving certain levels of awards, whether by judgment or settlement. Based on the award of $74,563,000, the Committee members collectively received $922,815 in June 2007.

Other Payments

From January 1993 through the completion of the Claims Court Litigation, the Company did not pay currently any member of its Board of Directors either the annual fee of $5,000 per year or meeting fees of $500 per meeting. Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation. Based on the award of $74.563 million and based on attendance of Directors at various meetings of the Board and Executive Committee, the Board members were paid $851,149 cumulatively for their services from 1993 through 2006. This amount included payment to two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

The Company was unable to pay Edwards Angell Palmer & Dodge, LLP (“EAPD”), a law firm retained by the Company on various legal matters, during the pendency of the litigation, for all of its legal work on the Corporation’s behalf. Mr. Buonanno is a partner in EAPD. The Company agreed to pay EAPD a multiple of from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company was successful in such litigation. The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $257,796.14. Based on the award of $74,563,000, EAPD received 1.5 times its outstanding invoices, or $386,694.21. All work after that date has been billed at normal rates and is not subject to the 1.5 times multiple.

The Company made other payments to miscellaneous creditors and service providers to whom payments had been deferred or were decreased during the pendency of the Claims Court Litigation. These included TS Partners, the firm that provides a shareholder servicing license, John Bucci, Jr., CPA, as well as three former officers who provided administrative and shareholder processing services for the Company. These amounts paid to such creditors, service providers and former officers totaled $245,416.

Payments to ConReal LLC, EAPD, the Board of Directors, the Litigation Management Committee and miscellaneous creditors, service providers and former officers were reviewed by the law firm of Arnold & Porter LLP for legal compliance and by the accounting firm of Lefkowitz, Garfinkel, Champi & DiRienzo for proper calculations, prior to being made.

ITEM 1A. RISK FACTORS

Please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors” for a discussion of risks that holders of Company securities should consider.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”), during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors constituting twenty percent (20%) of the total number of the Company’s directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2008 was $2.554 million, after taking into account the accrued dividends paid on the portion of the Preferred Stock called for redemption as discussed below.

Following receipt of the final award from the Claims Court Litigation, the Board of Directors on May 31, 2007 approved a partial redemption of the Company’s Preferred Stock. Pursuant to Section 3 of the Certificate establishing the terms of the Preferred Stock, the Company called for redemption approximately 982,467 of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”), by redeeming a fractional interest of each share outstanding.

Payment was made on a pro rata basis to all shareholders of record of Preferred Stock, such that for every share held, 0.9384 shares of Preferred Stock were redeemed and 0.0616 shares remain outstanding. The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held, an amount which included accrued dividends through the Redemption Date on the amount being redeemed. This redemption price was equivalent to $57.92 for every full share redeemed.

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

Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books were closed on July 31, 2007. Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111-110, Minneapolis, MN 55479, telephone 1-866-631-0175 (toll free). The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007. A second mailing was sent on February 29, 2008 to all holders of Preferred Stock who did not respond to the first mailing.

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

OLD STONE CORPORATION

Date: July 24, 2009	/s/ James V. Rosati
James V. Rosati
President