Form 10-Q
period 2008-06-30
OLD STONE CORP
filed 2009-08-03
CIK 74273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period of ____________ to _____________

Commission File Number 0—8016

OLD STONE CORPORATION (Exact name of registrant as specified in its charter)

Rhode Island	05–0341273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Financial Center, 24th Floor Providence, Rhode Island	02903
(Address of Principal Executive Office)	Zip Code

(401) 351—6117
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

Yes:	☐	No:	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S—T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).

Yes:	☐	No:	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non—accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non—accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act):
Yes:	☐	No:	☒

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of June 30, 2008: 8,297,046.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

OLD STONE CORPORATION
BALANCE SHEETS
($ In Thousands)

	June 30,	December 31,
	2008	2007

	(unaudited)
ASSETS

Cash	$1,730	$1,772
Cash—Escrow (restricted, $6,300 in 2008, $6,580 in 2007)	6,489	6,698
Other Assets	5	40

Total	$8,224	$8,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Redemption of Preferred stock, Series B	$6,300	$6,580
Line of Credit	—	—
Other	45	17

Total	6,345	6,597

Redeemable preferred stock:
Preferred stock, Series B, $1 par value; 64,481 shares authorized, issued and outstanding (liquidation value $1,290)	1,290	1,290

Stockholders' equity / (deficit)
Common stock, $1 par value, 25,000,000 shares authorized; 8,351,046 shares issued	8,300	8,300
Additional paid—in capital	91,079	91,079
Paid—in surplus	30,000	30,000

Accumulated deficit	(127,647)	(127,613)
Treasury stock, at cost, 54,000 shares	(1,143)	(1,143)

Total Stockholders’ equity	589	623

Total liabilities and stockholders’ equity	$8,224	$8,510

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2008 and 2007
($ in Thousands, except per share data)
(Unaudited)

($ thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues and other income:
Revenues:
Proceeds from litigation	$—	$74,563	$—	$74,563
Interest and dividend income	35	657	81	660
Other income	—	—	—	—

Total	35	75,220	81	75,223

Expenses:
Litigation related expenses	0	14,249	0	14,249
Professional fees	11	193	27	195
Interest expense	0	324	0	324
Occupancy expense	0	1	1	2
Other expense	28	32	55	42
Directors fees	30	846	30	846

Total	69	15,645	113	15,658

Tax expense, current	—	—	1	—

Net income / (loss)	$(34)	$59,575	$(33)	$59,565

Net income / (loss) available for common shareholders	$(73)	$58,946	$(111)	$58,307

Income / (loss) per common share	$(0.008)	$7.10	$(0.01)	$7.03

Average common shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
Six Months Ended June 30, 2008 and 2007
($ In Thousands)
(Unaudited)

	Common stock	Additional paid- in capital	Paid-in surplus	Accumulated deficit	Treasury stock	Total

Balance,
December 31, 2006 (unaudited)	$8,300	$91,079	$30,000	$(149,477)	$(1,143)	$(21,241)

Net Income / (loss)				59,565		59,565

Balance, June 30, 2007 (unaudited)	8,300	91,079	30,000	(89,912)	(1,143)	38,324

Balance, December 31, 2007	8,300	91,079	30,000	(127,613)	(1,143)	623

Net income / (loss)				(34)		(34)

Balance, June 30, 2008 (unaudited)	$8,300	$91,079	$30,000	$(127,647)	$(1,143)	$589

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008
($ In Thousands)
(Unaudited)
	2008	2007

Cash flows from operating activities:
Net income / (loss)	$(33)	$59,563
Adjustments to reconcile to net cash:
Increase in:

Other assets	—	—
Other liabilities	28	75
Decrease in:
Other assets	35	10
Other liabilities	—	—

Net cash provided by (used in) operating activities	30	59,648

Cash flows from investing activities:

Increase in restricted escrow	208	2

Cash provided by investing activities	208	2

Cash flows from financing activities:

Payments made on amounts due holders of Series B Preferred stock	(280)	(56,900)
(Repayment) on line of credit	—	(220)
Net cash provided by (used in) financing activities	(280)	(57,120)

Net increase / (decrease) in cash and cash equivalents	$(42)	$2,530

Cash and cash equivalents, beginning	$1,772	$5
Cash and cash equivalents, ending	$1,730	$2,535

Supplemental cash flow information: Interest expense paid	—	—

The accompanying notes are an integral part of the consolidated financial statements.

OLD STONE CORPORATION
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

1.  Description of business, basis of presentation and summary of significant accounting policies:

Description of business:

Old Stone Corporation (the “Company”) was originally formed as a unitary savings and loan holding company which conducted substantially all of its business through its ownership of Old Stone Bank (a federal savings bank) and subsidiaries (together, the “Bank”).  On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (“OTS”) placed the Bank into receivership due to the Bank’s under capitalization.  The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”), to assume all deposits and certain other liabilities and assets of the Bank.  The Resolution Trust Corporation (“RTC”) was appointed receiver to handle all matters related to the Bank and as conservator of Old Stone Federal.  A substantial portion of the assets and liabilities of Old Stone Federal was sold by the RTC to another Rhode Island financial institution in 1994.  The Federal Deposit Insurance Corporation (“FDIC”), as successor—in—interest to the RTC, continues to act as conservator of the remaining assets and liabilities of Old Stone Federal.

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company.  The Company’s operations since receivership of the Bank have been related to activities associated with its litigation against the United States in connection with actions that took place prior to the Bank closing (the “Claims Court Litigation” or the “Litigation”).

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2007, has been derived from audited financial statements as of December 31, 2007 and the June 30, 2008 unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10—K.  In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007.

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

2.  Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2008 and December 31, 2007, cash includes a cash equivalent of $1.730 million and $1.772 million, respectively, on deposit in a money market account at a federally regulated bank.  The amount of the deposit in this account exceeds the federal insurance limit of $100,000.

Escrow deposits held for the benefit of preferred shareholders notified of redemption, but as of yet unclaimed, are held in a money market escrow fund invested in federal securities and are recorded as Cash – restricted escrow.

3.  Line of credit:

During 2003, the Company entered into a revolving credit agreement (the “Agreement”) which provided for advances to be made available to the Company in the maximum amount of $250,000.  The Agreement provided the accrual of interest on outstanding advances at an annual rate of 15% and also provided an incentive payment as defined in the Agreement.  Payment by the Company of the principal amount of advances received, interest, and the incentive payment to the lender was contingent upon the Company receiving a monetary award from its litigation against the United States of America (the “Claims Court Litigation”).  Amounts contingently payable under the Agreement were collateralized by a second security interest in the proceeds of the Company’s recovery in the Claims Court Litigation.

The Company recorded a liability upon the receipt of advances under the Agreement.  At June 30, 2007, advances outstanding under the Agreement totaled $0.  Principal, interest and incentive payment accrued  previously under the Agreement was paid in June 2007, and the line was extinguished.

4.  Preferred Stock:

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock") during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock.  As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of its directors at the next meeting of stockholders at which directors are to be elected.  Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock.  The total amount of accumulated unpaid dividends as of December 31, 2007 was $2.515 million, after payment of accrued dividends on the Preferred Stock called for redemption as described below.  The total amount of acccumulated unpaid dividends at June 30, 2008 totaled $2.593 million.

Pursuant to the Certificate establishing the terms of the Preferred Stock (the “Certificate”), the Company was required to begin redeeming one—tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed.  This obligation requires the Company to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year.  The Certificate also includes provisions relating to the redemption of the Preferred Stock at the Company’s option.  At the time of any such redemption, in addition to paying the stated value or other required redemption price of such stock, the Company must pay all accrued and unpaid dividends on such shares being redeemed.  Prior to the end of the Claims Court Litigation, the Company did not have funds with which to redeem any of the outstanding shares of Preferred Stock.

Following receipt of the final award from the Claims Court Litigation, the Board of Directors on May 31, 2007 approved a partial redemption of the Company’s Preferred Stock.  Pursuant to Section 3 of the Certificate, the Company called for redemption approximately 982,433 of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”).  The redemption price was the equivalent of $57.92 for every full share redeemed.

The total redemption amount was $56,900,000, which includes redemption of the stated value of the preferred stock, the redemption premium payable on shares redeemed at the Company’s option, and the cumulative dividend on the Preferred Stock which was redeemed.  As of December 31, 2007, an amount of $50,320,418 had been paid to shareholders of the Preferred Stock who had exchanged 868,792 shares of the Preferred Stock for the cash redemption.  As of June 30, 2008, an amount of $50,599,567 had been paid to shareholders of the Preferred Stock who had exchanged approximately 873,611 shares of the Preferred Stock for the cash redemption.

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

5. Earnings per share applicable to common shareholders:

Earnings per share applicable to common shareholders for the six months ended June 30, 2008 and June 30, 2007 includes an amount of preferred dividend of $78 thousand and $629 thousand, respectively.

 6. Expenses associated with litigation:

Litigation related expenses represent expenses which were contingent upon the outcome of the Claims Court Litigation and payable only in the event of a monetary recovery by the Company.  Because of the uncertainty of the outcome of the Claims Court Litigation, the Company was unable to determine whether it was probable that such expenses would be required to be paid, and consequently, did not record such amounts as a liability in 2007 or in prior years.

Until proceeds from the litigation award were received, litigation related expenses for services rendered to the Company were payable only in the event of a monetary recovery by the Company from the Claims Court Litigation and totaled approximately $2,425,561 as of June 30, 2007.  These amounts were recorded as expenses and paid in the second and third quarters of 2007.  Such amounts exclude incentive fees payable and other similar fees payable for which the dollar amount to be paid was contingent on the dollar amount of the Claims Court Litigation award.

7.  Income taxes:

Loss carry forwards for federal tax purposes as of December 31, 2007, the last year tax returns have been filed,  have the following expiration dates:

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

Deferred tax assets associated with State taxes have been calculated at a tax rate of 9.0%.  The amount of these deferred tax assets are $81,922 and $81,617, for periods ending June 30, 2008 and December 31, 2007, respectively.  Companion valuation allowances of equal amount offset the deferred tax assets for each of  those periods.

The combined amounts of deferred federal and State tax assets and companion valuation allowances are shown in the table below.

	June 30, 2008	December 31, 2007

Deferred federal and state tax assets associated with net operating loss carryforwards, not recognized	$879,356	$867,870

Valuation allowance, reflecting uncertainty of utilizing net operating loss carryforwards	(879,356)	(867,870)

The tax loss carry forward schedule and the schedule of deferred tax asset and valuation allowance both shown above represent tax losses from operations reported in the Company’s tax returns for years 1995 through 2007.  Estimates for 2008 tax results are based on results of operations as recorded in the financial statements, as opposed to results reported within annual tax returns as for the years 2007 and before.

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

9. Adjustments to quarterly information in 2007 (unaudited):

In the fourth quarter of 2007, management determined that Litigation proceeds totaling $74,563,000, net of Litigation expenses totaling $13,962,000, were presented as an increase to shareholders’ equity as of and for the quarters ended June 30, 2007 and September 30, 2007, rather than reporting such amounts within income from continuing operations as required by the Emerging Issues Task Force Topic No. D—78, “Accounting for Supervisory Goodwill Litigation Awards or Settlements”.

The following table sets forth selected financial data for the first and second quarters of 2007.  The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation.  These results, however, are not necessarily indicative of results for any future period.

	2007

	First Quarter	Second Quarter

Income, as originally reported	3	2

Correction of error		74,563
Income, as restated		75,220
Net income (loss), as originally reported	(10)	(1,525)

Net income (loss), as restated		59,575
Income (loss) per common share, as reported	(0.08)	(0.26)

Income (loss) per common share, as restated		7.10

Amounts reported for the quarter ended June 30, 2007 have been adjusted to record income of $74,563,000 related to proceeds from the Litigation versus the United States, and to record $13,962,000 of Litigation related expenses, which were originally reported as an increase to paid-in-capital.

SCHEDULE  I
OLD STONE CORPORATION

Valuation and Qualifying Accounts
Periods Ended June 30, 2008 (Unaudited) and December 31, 2007

Valuation Allowance Against Deferred Tax Assets:

	Balance at beginning of Period	Increase to allowance	Balance at end of Period

June 30, 2008	$867,870	$11,486	$879,356

December 31, 2007	$565,394	$302,476	$867,870

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Context for Management Discussion of Results of Operations

Since December 31, 2001, the Company has had no material operations other than management of the Litigation described in, among other places, Part I, Item 3 of its Annual Report on Form 10K for the fiscal year ended December 31, 2007 (the “2007 10-K”).  The ultimate outcome of this Litigation, the amount received in the award, expenses associated with the Litigation, and the partial redemption of the Company’s preferred stock associated with it are described in the 2007 10-K.

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

All of these amounts, except a significantly smaller amount of interest income, were of a non—recurring nature, and the great majority of the net proceeds from the Litigation were used to effect a partial redemption of the Company’s preferred stock, as described in the 2007 10-K.

Remaining Litigation-related proceeds are not expected to be sufficient to redeem or otherwise pay the liquidation preference of the Company’s remaining preferred stock in full.

Comparison of period ended June 30, 2008 versus 2007:

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

Expenses in 2007 are largely comprised of litigation related expenditures payable only upon receiving a court award and were not accrued before the award.  All of these expenses were cumulative over a period of many years, and some expenses, besides being contingent, included a contingency premium.  Consequently, comparisons of year over year results between like periods of 2008 and 2007 are not meaningful or relevant.

Revenues for the three and six months ending June 30, 2008 are primarily generated from two sources:  first, interest income from the investment of a portion of the net litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of the Company’s preferred stock.   As of June 30, 2008, approximately 89% of those shares have been redeemed from that trustee account.

Funds in the trustee account described above are held in money market deposit arrangement which is fully collateralized by short—term U.S. Treasury and Agency securities.

Expenses for the three and six months ended June 30, 2008 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy.  While these expenses are recurring, they are not incurred every month, and are paid on a current basis as they are received.  None of these expenses are contingent or cumulative as they were in 2007.

Quarter comparison:  Interest income was $35 thousand in the quarter ended June 30, 2008 compared to $657 thousand in the same quarter of 2007.  The largest component of expense was directors fees of $30 thousand in the quarter ended June 30, 2008 compared to $846 thousand in the same quarter of 2007.  The amount expensed in 2007 represented cumulative, unpaid directors fees from 1993 through 2006.  Net income for the three months ended June 30, 2008 was an operating loss of $34 thousand compared to net income of $59.575 million for the same quarter in 2007.  Net income available for common shareholders for the quarter ended June 30, 2008 was a loss of $73 thousand, or approximately $.01 per common share, compared to net income of $58.946 million, or $7.10 per common share for the same quarter in 2007.

Year-to-date comparison:  Interest income was $81 thousand for the six month period ended on June 30, 2008 compared to $660 thousand for the first six months of 2007.  The largest component of expense was directors fees of $30 thousand compared to $846 thousand in the same period of 2007.  The amount expensed in 2007 represented cumulative, unpaid fees from 1993 through 2006.  Net income for the six months ended June 30, 2008 was a loss of $33 thousand, compared to net income of $59.565 million for the same period in 2007.    Net income available for common shareholders for the six month period ended June 30, 2008 was a loss of $111 thousand, or approximately $.01 per common share, compared to net income of $58.307 million, or $7.03 per common share for the first six months of 2007.

Risk Factors

Investors should be alerted to numerous risks inherent in the continuation of the Company’s operation and in the uncertainty of finalizing its business.  See Part II, Item 1, Legal Proceedings.  These risks include:

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

•
There are significant expenses that continue to accrue even though the litigation is completed.  See the Company’s Annual Report on Form 10—K for the year ended December 31, 2007:  Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 6 “Selected Financial Data”; Item 11 “Executive Compensation”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions”.

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

ITEM 4.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15 under the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  For the year ended December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding Preferred Stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3—11 of Regulation S—X for the fiscal year, and as a result, the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years.  The Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of its Annual Report on Form 10—K for the year ended December 31, 2007.  In addition, the Company has been unable to file periodic reports due after the 2007 Form 10—K (including this report) within the time period specified in the Commission’s rules and forms.  As a result of these delays, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

In addition, the Company’s management, with the participation of its President and Treasurer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined by Rule 13a—15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10—Q.  Based on that evaluation, the President and Treasurer have concluded that there has been no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10—Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On September 16, 1992, the Company and the Bank (“Plaintiffs”) instituted a suit against the United States (“Defendant”) in the U.S. Court of Federal Claims (“Claims Court Litigation”).  In connection with certain government—assisted acquisitions by Plaintiffs in the 1980’s, the Defendant, through its agencies the Federal Home Loan Bank Board (“FHLBB”) and the Federal Savings and Loan Insurance Corporation (“FSLIC”), in exchange for the Bank’s purchasing certain assets and assuming certain liabilities of two FSLIC—insured thrift institutions supervised by the FHLBB, agreed among other things to provide Plaintiffs with certain valuable capital credits and authorized Plaintiffs to treat those credits and supervisory goodwill as regulatory capital to be amortized over a period of 25 to 30 years on the Bank’s regulatory financial statements.  Furthermore, the Company entered into a Net Worth Maintenance Stipulation in which it agreed to maintain the net worth of the Bank at agreed upon regulatory levels, which included the capital credits and supervisory goodwill in the calculation thereof.

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill.  Based upon this breach, in the Claims Court Litigation, Plaintiffs alleged breach of contract by the United States resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs’ property without just compensation, and unjustly enriching Defendant at the expense of Plaintiffs.  Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant was unjustly enriched.  The Defendant filed a counterclaim against the Company for alleged breach of the Company’s Net Worth Maintenance Stipulation.  The Company denied the allegations in such counterclaim.

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

On February 27, 1998, the Company filed a motion for summary judgment on liability which was granted by the Court in May 2003 and the matter was set down for trial in on the amount of damages to be awarded.  After hearing testimony and reviewing documentation presented at trial, the Court issued a decision in November 2004 awarding the Company $192.5 million.  The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three—judge panel of which issued a decision in May 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million.  The Company filed a petition to the Federal Circuit Court of Appeals in July 2006 seeking reconsideration of the panel’s decision or rehearing by the Federal Circuit en banc. The Defendant did not petition for reconsideration. On September 21, 2006, the Company’s petition was denied by the Federal Circuit Court.  The Company’s petition for a writ of certiorari to the U.S. Supreme Court was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000.  The case is now concluded.

For further information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8—K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007 and the Company’s Annual Report on Form 10—K for the year ended December 31, 2007.

On October 17, 1997, the Company and Arnold & Porter LLP (the "Firm") entered into a Retainer Agreement ("Retainer Agreement") with respect to the Firm’s representation of us in the Claims Court Litigation.  In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by the Company directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, depending on the amount we received in the litigation.  Accrued and unpaid fees through March 19, 2007 were approximately $10.5 million.  Based on the award of $74.5 million, those hourly fees were capped at $1.5 million.  Disbursements were approximately $600,000.  After payment of accrued fees and disbursements, the Incentive Fee was paid.  Under the Retainer Agreement, the Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation.  Based on the $74.6 million award, the Firm received approximately $13.2 million.

In addition, on October 23, 1998, the Company’s Board of Directors adopted a resolution establishing a Litigation Management Committee (“Committee”) to effectively prosecute the Claims Court Litigation. This Committee was established in order to manage the litigation, including working with our outside attorneys, responding to discovery requests, providing documentary evidence and testimony, and handling all day—to—day aspects of the case, subject to the ultimate authority of the Board to approve any major strategic decision in the case, including settlement, appeal or withdrawal of the suit. Four members of the Board were appointed to this Committee: Bernard V. Buonanno, Jr., Thomas F. Hogg, Winfield W. Major and James V. Rosati.

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

Other Payments

From January 1993 through the completion of the Claims Court Litigation, the Company did not pay currently any member of its Board of Directors either the annual fee of $5,000 per year or meeting fees of $500 per meeting.  Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation.  Based on the award of $74.6 million and based on attendance of directors at various meetings of the Board and Executive Committee, the Board members were paid $851,149 cumulatively for their services from 1993 through 2006.  This amount included payments to two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

The Company was unable to pay Edwards Angell, Palmer & Dodge, LLP (“EAPD”), a law firm retained by the Company on various legal matters, during the pendency of the litigation, for all of its legal work on the Company’s behalf.  Mr. Buonanno is a partner in EAPD.  The Company agreed to pay EAPD a multiple from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company was successful in such litigation.  The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $257,796.  Based on the award of $74.6 million, EAPD received 1.5 times its outstanding invoices, or $386,694.  All work after that date was billed at normal rates and is not subject to the 1.5 times multiple.

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

ITEM 1A.                  RISK FACTORS

Please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors” for a discussion of the risks that holders of Company securities should consider.

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

Following receipt of the final award from the Claims Court Litigation, the Board of Directors on May 31, 2007 approved a partial redemption of the Company’s Preferred Stock.  Pursuant to Section 3 of the Certificate establishing the terms of the Preferred, Stock, the Company called for redemption approximately 982,467 of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”), by redeeming a fractional interest of each share outstanding.

Payment was made on a pro rata basis to all shareholders of record of the Preferred Stock, such that for every share held, 0.9384 shares of Preferred Stock were redeemed and 0.0616 shares remain outstanding.  The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held, an amount which included accrued dividends through the Redemption Date on the amount being redeemed.  This redemption price was equivalent to $57.92 for every full share redeemed.

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

Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books were closed on July 31, 2007.  Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111—110, Minneapolis, MN 55479, telephone 1—866—631—0175 (toll free).  The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007.  A second mailing was sent on February 29, 2008 to all holders of Preferred Stock who did not respond to the first mailing.

ITEM 6.      EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: July 30, 2009

/s/ James V. Rosati
James V. Rosati
President