Form 10-Q
period 2008-09-30
OLD STONE CORP
filed 2009-09-15
CIK 74273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
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

One Financial Plaza, 24th Floor
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes: ☐	No: ☒

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of September 30, 2008: 8,297,046.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

OLD STONE CORPORATION
BALANCE SHEETS
($ In Thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Cash	$1,697	$1,772
Cash-Escrow (restricted, $6,247 in 2008, $6,580 in 2007)	6,457	6,698
Other Assets	-	40

Total	$8,154	$8,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Redemption of Preferred stock, Series B	$6,247	$6,580
Line of Credit	-	-
Other	58	17

Total	6,305	6,597

Redeemable preferred stock:
Preferred stock, Series B, $1 par value; 64,481 shares authorized, issued and outstanding (liquidation value $1,290)	1,290	1,290

Stockholders' equity / (deficit)
Common stock, $1 par value, 25,000,000 shares authorized; 8,351,046 shares issued	8,300	8,300
Additional paid-in capital	91,079	91,079
Paid-in surplus	30,000	30,000
Accumulated deficit	(127,677)	(127,613)
Treasury stock, at cost, 54,000 shares	(1,143)	(1,143)

Total	559	623

Total	$8,154	$8,510

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
STATEMENTS OF OPERATIONS
($ In Thousands except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues and other income:
Revenues:
Proceeds from litigation	$-	$-	$-	$74,563
Interest and dividend income	32	343	113	1,003
Other income	-	-	-	-

Total	32	343	113	75,566

Expenses:
Litigation related expenses	0	19	0	14,272
Professional fees	36	709	63	904
Interest expense	0	0	0	324
Occupancy expense	1	2	2	4
Other expense	26	16	81	56
Directors fees	-	79	30	925

Total	63	825	176	16,485

Tax expense, current	-	1	1	1

Net income / (loss)	$(31)	$(483)	$(64)	$59,080

Net income / (loss) available for Common Shareholders	$(69)	$(522)	$(180)	$58,964

Income / (loss) per common share	$(0.01)	$(0.06)	$(0.02)	$7.11

Average common shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
Nine Months Ended September 30, 2008 and 2007
($ in Thousands)
(Unaudited)

	Common stock	Additional paid- in capital	Paid-in surplus	Accumu- lated deficit	Treasury stock	Total

Balance, December 31, 2006 (unaudited)	$8,300	$91,079	$30,000	$(149,477)	$(1,143)	$(21,241)

Net Income / (loss)	59,080	59,080

Redemption of preferred stock, series B: dividend and redemption premium	(37,251)	(37,251)

Balance, September 30, 2007(unaudited)	8,300	91,079	30,000	(127,648)	(1,143)	588

Balance, December 31, 2007	8,300	91,079	30,000	(127,613)	(1,143)	623

Net income / (loss)	(64)	(64)

Balance, September 30, 2008 (unaudited)	$8,300	$91,079	$30,000	$(127,677)	$(1,143)	$559

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
($ In Thousands)
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income / (loss)	$(64)	$59,080
Adjustments to reconcile to net cash:
Increase in:
Other assets	-	(15)
Other liabilities	41	-
Decrease in:
Other assets	40	-
Other liabilities	-	(73)

Net cash provided by (used in) operating activities	17	58,992

Cash flows from investing activities:

Increase in restricted escrow	241	1

Cash provided by investing activities	241	1

Cash flows from financing activities:
Payments made on amounts due holders of Series B Preferred stock	(333)	(56,900)
Repayments on line of credit	-	(220)

Net cash provided by (used in) financing activities	(333)	(57,120)

Net increase / (decrease) in cash and cash equivalents	$(76)	$1,873

Cash and cash equivalents, beginning	$1,772	$5
Cash and cash equivalents, ending	$1,697	$1,878

Supplemental cash flow information:
Interest expense paid	-	-

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

1.  Description of business, basis of presentation and summary of significant accounting policies:

Description of business:

Old Stone Corporation (the “Company”) was originally formed as a unitary savings and loan holding company which conducted substantially all of its business through its ownership of Old Stone Bank (a federal savings bank) and subsidiaries (together, the “Bank”).  On January 29, 1993, the Office of Thrift Supervision of the United States Department of the Treasury (“OTS”) placed the Bank into receivership due to the Bank’s undercapitalization.  The OTS created a new institution, Old Stone Federal Savings Bank (“Old Stone Federal”), to assume all deposits and certain other liabilities and assets of the Bank.  The Resolution Trust Corporation (“RTC”) was appointed receiver to handle all matters related to the Bank and as conservator of Old Stone Federal.  A substantial portion of the assets and liabilities of Old Stone Federal was sold by the RTC to another Rhode Island financial institution in 1994.  The Federal Deposit Insurance Corporation (“FDIC”), as successor-in-interest to the RTC, continues to act as conservator of the remaining assets and liabilities of Old Stone Federal.

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

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2007, has been derived from audited financial statements as of December 31, 2007 and the September 30, 2008 unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10-K.  In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007.

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

2.  Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2008 and December 31, 2007, cash includes a cash equivalent of $1.697 million and $1.772 million, respectively, on deposit in a money market account at a federally regulated bank.  The amount of the deposit in this account exceeds the federal insurance limit of $250,000.

Escrow deposits held for the benefit of preferred shareholders notified of redemption, but as of yet unclaimed, are held in a money market escrow fund invested in federal securities and are recorded as Cash – restricted escrow.

3.  Line of credit:

During 2003, the Company entered into a revolving credit agreement (the “Agreement”) which provided for advances to be made available to the Company in the maximum amount of $250,000.  The Agreement provided the accrual of interest on outstanding advances at an annual rate of 15% and also provided an incentive payment as defined in the Agreement.  Payment by the Company of the principal amount of advances received, interest, and the incentive payment to the lender was contingent upon the Company receiving a monetary award from the Claims Court Litigation.  Amounts contingently payable under the Agreement were collateralized by a second security interest in the proceeds of the Company’s recovery in the Claims Court Litigation.

The Company recorded a liability upon the receipt of advances under the Agreement.  At September 30, 2007, advances outstanding under the Agreement totaled $0.  Principal, interest and incentive payments accrued previously under the Agreement were paid in June 2007, and the line was extinguished.

4.  Preferred Stock:

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock") during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock.  As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of its directors at the next meeting of stockholders at which directors are to be elected.  Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock.  The total amount of accumulated unpaid dividends as of December 31, 2007 was $2.515 million, after payment of accrued dividends on the Preferred Stock called for redemption as described below.  The total amount of accumulated unpaid dividends at September 30, 2008 totaled $2.631 million.

Pursuant to the Certificate establishing the terms of the Preferred Stock (the “Certificate”), the Company was required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed.  This obligation requires the Company to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year.  The Certificate also includes provisions relating to the redemption of the Preferred Stock at the Company’s option.  At the time of any such redemption, in addition to paying the stated value or other required redemption price of such stock, the Company must pay all accrued and unpaid dividends on such shares being redeemed.  Prior to the end of the Claims Court Litigation, the Company did not have funds with which to redeem any of the outstanding shares of Preferred Stock.

Following receipt of the final award from the Claims Court Litigation, the Board of Directors approved a partial redemption of the Company’s Preferred Stock on May 31, 2007.  Pursuant to Section 3 of the Certificate, the Company called for redemption approximately 982,433 shares of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”).  The redemption price was the equivalent of $57.92 for every full share redeemed.

The total redemption amount was $56,900,000, which includes redemption of the stated value of the preferred stock, the redemption premium payable on shares redeemed at the Company’s option, and the cumulative dividend on the Preferred Stock which was redeemed.  As of December 31, 2007, an amount of $50,320,418 had been paid to shareholders of the Preferred Stock who had exchanged 868,792 shares of the Preferred Stock for the cash redemption.  As of September 30, 2008, an amount of $50,652,613 had been paid to shareholders of the Preferred Stock who had exchanged approximately 874,527 shares of the Preferred Stock for the cash redemption.

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

As described above, the Company has been unable to fully pay cumulative dividends on the Preferred Stock outstanding.  Management does not expect the Company to be able to fully meet its mandatory redemption obligations related to the Preferred Stock.  Consequently, if the Company were to be dissolved or liquidated, there would be insufficient funds to make any distribution to the holders of Common Stock.

5. Earnings per share applicable to common shareholders:

Earnings per share applicable to common shareholders for the nine months ended September 30, 2008 and September 30, 2007 includes an amount of preferred dividend of $116 thousand and $116 thousand, respectively.

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

Until proceeds from the litigation award were received, litigation related expenses for services rendered to the Company were payable only in the event of a monetary recovery by the Company from the Claims Court Litigation and totaled approximately $2,425,561 at June 30, 2007.  These amounts were recorded as expenses and paid in the second and third quarters of 2007.  Such amounts exclude incentive fees payable and other similar fees payable for which the dollar amount to be paid was contingent on the dollar amount of the Claims Court Litigation award.

7.  Income taxes:

Loss carry forwards for federal tax purposes as of December 31, 2007 have the following expiration dates:

Amount
Expiration Date	(in dollars)
2015	$568,428
2016	283,952
2017	193,494
2018	113,465
2019	30,138
2020	29,063
2021	145,392
2022	41,723
2023	29,492
2024	104,351
2025	21,736
2026	39,111
2027	712,165

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

Deferred tax assets associated with State taxes have been calculated at a tax rate of 9.0%.  The amount of these deferred tax assets are $84,621 and $81,617 at September 30, 2008 and December 31, 2007, respectively.  Companion valuation allowances of equal amount offset the deferred tax assets for each of  those periods.

The combined amounts of deferred federal and State tax assets and companion valuation allowances are shown in the table below.

	September 30,	December 31,
	2008	2007

Deferred federal and state tax assets associated with net operating loss carryforwards, not recognized	$892,252	$867,870
Valuation allowance, reflecting uncertainty of utilizing net operating loss carryforwards	(892,252)	(867,870)

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

The following table sets forth selected financial data for the first, second and third quarters of 2007.  The information for each of these quarters is unaudited but includes all normal recurring adjustments that the Company considers necessary for a fair presentation.  These results, however, are not necessarily indicative of results for any future period.

		2007

	First	Second	Third
	Quarter	Quarter	Quarter
Income, as originally reported	3	2	9
Correction of error	74,563
Income, as restated	75,220
Net income (loss), as originally reported	(10)	(1,525)	(788)
Net income (loss), as restated	59,575
Income (loss) per common share, as reported	(0.08)	(0.26)	(0.10)
Income (loss) per common share, as restated	7.10

Amounts reported for the quarter ended June 30, 2007 have been adjusted to record income of $74,563,000 related to proceeds from the Claims Court Litigation, and to record $13,962,000 of Litigation related expenses, which were originally reported as adjustments to paid-in-capital.

SCHEDULE  I

OLD STONE CORPORATION

Valuation and Qualifying Accounts
Periods Ended September 30, 2008 (Unaudited) and December 31, 2007

Valuation Allowance Against Deferred Tax Assets:

	Balance at beginning of Period	Increase to allowance	Balance at end of period

September 30, 2008	$867,870	$24,382	$892,252

December 31, 2007	$565,394	$302,476	$867,870

ITEM 2.          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Period Ended September 30, 2008 versus 2007:

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

Revenues for the three and nine months ending September 30, 2008 are generated primarily from two sources:  first, interest income from the investment of a portion of the net litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of the Company’s preferred stock.   As of September 30, 2008, approximately 89% of those shares have been redeemed from that trustee account.

Funds in the trustee account described above are held in a money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Expenses for the three and nine months ended September 30, 2008 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy.  While these expenses are periodic and recurring, they are not incurred every month, and are paid on a current basis as they are received.  None of these expenses are contingent or cumulative as they were in 2007.

Quarter comparison:
Interest income was $32 thousand in the quarter ended September 30, 2008 compared to $343 thousand in the same quarter of 2007.  The largest component of expense was professional fees of $36 thousand in the quarter ended September 30, 2008 compared to $709 thousand in the same quarter of 2007.  Net loss for the three months ended September 30, 2008 was $31 thousand compared to a net loss of $483 thousand for the same quarter in 2007.  Net loss available for common shareholders for the quarter ended September 30, 2008 was $69 thousand, or approximately $.01 per common share, compared to a net loss of $522 thousand, or approximately $.06 per common share for the same quarter in 2007.

Year-to-date comparison:
Interest income was $113 thousand for the nine month period ended on September 30, 2008 compared to $1.003 million for the first nine months of 2007.  The largest component of expense was professional fees of $63 thousand compared to $904 thousand in the same period of 2007.  Net loss for the nine months ended September 30, 2008 was $64 thousand, compared to net income of $59.080 million for the same period in 2007, which reflects the accounting treatment of the Claims Court Litigation in 2007 as described above.  Net loss for common shareholders for the nine month period ended September 30, 2008 was $180 thousand, or approximately $.02 per common share, compared to net income of $58.964 million, or $7.11 per common share for the first nine months of 2007.

Risk Factors

Investors should be alerted to numerous risks inherent in the continuation of the Company’s operation and in the uncertainty of finalizing its business.  See Part II, Item 1, Legal Proceedings.  These risks include:

•
The Company has no operations and generates no revenues.  There are no funds remaining with which to pay dividends on our Common Stock.  There is virtually no likelihood that, after payments to creditors and holders of our Preferred Stock, there will be any funds available for the benefit of Common Shareholders.

•
It is possible that there may be some funds remaining, after partial redemption of the Preferred Stock that began on or about August 15, 2007, to pay to the holders of the remaining fractional interest in the Preferred Stock at a later time; however, there is no guarantee that any such payment will be made.  If such a future payment is made with respect to remaining Preferred Stock, it may not be significant.  The Company does not anticipate having funds to be able to redeem, or otherwise pay, the liquidation preference of, the Preferred Stock in full.

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

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  For the year ended December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding Preferred Stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3-11 of Regulation S-X for the fiscal year, and as a result, the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years.  The Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.  In addition, the Company has been unable to file periodic reports due after the 2007 Form 10-K (including this report) within the time period specified in the Commission’s rules and forms.  As a result of these delays, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

On February 27, 1998, the Company filed a motion for summary judgment on liability which was granted by the Court in May 2003 and the matter was set down for trial in on the amount of damages to be awarded.  After hearing testimony and reviewing documentation presented at trial, the Court issued a decision in November 2004 awarding the Company $192.5 million.  The Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals, a three-judge panel of which issued a decision in May 2006, affirming the trial court’s award of $74.5 million to the Company, but reversing the trial judge’s additional award of $118 million.  The Company filed a petition to the Federal Circuit Court of Appeals in July 2006 seeking reconsideration of the panel’s decision or rehearing by the Federal Circuit en banc. The Defendant did not petition for reconsideration. On September 21, 2006, the Company’s petition was denied by the Federal Circuit Court.  The Company’s petition for a writ of certiorari to the U.S. Supreme Court was denied on March 19, 2007. The government has paid the Company the full amount owed of $74,563,000.  The case is now concluded.

For further information on the Claims Court Litigation, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES/PARTIAL REDEMPTION OF PREFERRED SERIES B SHARES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock.  As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected.  Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock.  The total amount of the arrearage as of September 30, 2008 was $2.631 million, after taking into account accrued dividends paid on the portion of the Preferred Stock called for redemption as discussed below.

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

Date: September 10, 2009

/s/ James V. Rosati

James V. Rosati

President