Form 10-K
period 2008-12-31
OLD STONE CORP
filed 2010-06-02
CIK 74273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

Commission file number 000-08016

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
Common Stock ($1.00 par value)
Cumulative Voting Convertible Preferred Stock, Series
B ($20.00 Stated Value, $1.00 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2008 was $175,571. See Item 5.

As of the close of business on June 1, 2010, 8,297,046 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:  None.

PART I

ITEM 1.	BUSINESS

Background

Old Stone Corporation ("we", "us", "our" or the “Company”) is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

On January 29, 1993, the Office of Thrift Supervision ("OTS") declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States ("Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver ("Bank Closing").  The RTC formed a bridge bank, Old Stone Federal Savings Bank ("Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of officers on March 8, 1993 who served until the current officers were elected in 2002.  See Item 10 below, "Directors, Executive Officers and Corporate Governance." We and the Bank instituted a suit against the United States in connection with actions that took place prior to the Bank Closing (“Claims Court Litigation”) which litigation has been concluded. See Item 1 “Recent Developments”, Item 1A “Risk Factors” and Item 3 "Legal Proceedings" below.

As a result of the receivership of the Bank, we underwent material changes in the nature of our business and we no longer operate as a unitary savings and loan holding company. Our only surviving active subsidiary following the Bank Closing was Old Stone Securities Company, a registered securities broker-dealer (“Old Stone Securities”), which provided brokerage services to retail and institutional clients.  We transferred all of the accounts associated with the registered securities broker-dealer business of Old Stone Securities as of December 31, 2001, to Morgan Stanley Dean Witter.  Any remaining assets of Old Stone Securities were liquidated in 2002.  Thereafter, we have had no operations other than management of the Claims Court Litigation.  See Item 3 “Legal Proceedings”.  We have no equity interest in any other significant entity.  Since the conclusion of the Claims Court Litigation, our only activities have been to distribute the funds received to our preferred stockholders and the exploration and evaluation of other potential business activities.

Regulation

In our capacity as registered transfer agent for the shares of our $1.00 par value Common Stock ("Common Stock") and our Cumulative Voting Convertible Preferred Stock, Series B $20 stated value, $1.00 par value ("Preferred Stock"), we are subject to regulation by the U.S. Securities and Exchange Commission ("SEC").

Employees

As of December 31, 2008, we had no active employees, but we retain one person as a part-time consultant who handles our stock transfers, shareholder inquiries and related activities.

Recent Developments

On May 25, 2006, a three-Judge panel of the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part the decision of Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims in our longstanding suit against the U.S. Government.  The Federal Circuit reduced the amount awarded us from $192.5 million to $74.563 million.  See our Current Report on Form 8-K, filed June 1, 2006.  On September 21, 2006, our motion to have the three-Judge panel reconsider its decision or to have the Federal Circuit en banc hear the case was denied.  See our Current Reports on Form 8-K, filed July 11, 2006 and October 2, 2006.  We filed a Petition for a Writ of Certiorari to the U.S. Supreme Court on December 14, 2006.  This petition was denied on March 19, 2007.  The government has paid the Company the full amount owed of $74,563,000.  See discussion of Claims Court Litigation in Item 3 “Legal Proceedings”.  After paying accrued expenses and reserving an amount for contingencies and other expenses, we redeemed a portion of our outstanding Preferred Stock with the balance of the award in August 2007.  More information on the partial redemption of the Preferred Stock can be found under Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters”.

ITEM 1A.	RISK FACTORS

Investors should be reminded of numerous risks inherent in investing in our securities, including the stock’s illiquidity and the lack of an operating business.  See Item 3  “Legal Proceedings”.  These risks include:

•
The Company has no operations and generates no revenues.  There are no funds remaining with which to pay dividends on our Common Stock.  There is virtually no likelihood that, after payments to creditors and Preferred Series B shareholders, there will be any funds available for the benefit of common shareholders.  Revenues reported during the 2007 fiscal year recorded the receipt of the one-time judgment from the Claims Court Litigation and do not reflect a recurring source of revenue for the Company.  While we have from time to time evaluated other business activities, it is unlikely that any of these activities would, even if pursued, result in the realization of any value for the benefit of common shareholders.

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

•
In addition to the above issues, there exists the possibility that all or a portion of the award received in the Claims Court Litigation may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others.  For example, the Federal Deposit Insurance Corporation (“FDIC”), on behalf of Old Stone Bank, may assert a claim to a portion of any tax savings realized by the Company from the use of any of its net operating losses.  Based on consultation with tax advisors, the Company does not believe the award should be subject to tax claims.

All of the above risks should be taken into consideration in deciding whether to invest in any of our securities.  There can be no guarantee that the securities will have any value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2008, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge.  The value of our leasing arrangement is considered immaterial and is not reflected in the Company’s financial statements.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2008.  A description of the Claims Court litigation, which was concluded in March 2007, follows:

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

Following passage of the Financial Institutions Reform, Recovery, and Enforcement Act in 1989, the OTS (successor-in-interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write-off immediately approximately $80 million of such capital credits and supervisory goodwill. Plaintiffs instituted the Claims Court Litigation, alleging breach of contract by the United States, which resulted in substantial injury to Plaintiffs, effected a taking of Plaintiffs' property without just compensation and unjustly enriched Defendant at the expense of Plaintiffs. Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken and disgorgement of the amounts by which Defendant was unjustly enriched. Defendant filed a counterclaim against us for alleged breach of our net worth maintenance agreement. We filed an answer denying the allegations in the counterclaim.

Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims were separate and distinct from the claims of the Bank.  The FDIC served as receiver for the Bank and maintained the Bank's claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. In exchange for such dismissal, we agreed to allow the Bank to share in any tax benefits we received in the litigation or in any matters related thereto.  On February 27, 1998, we filed a motion for summary judgment on liability, which Defendant opposed.  This motion was denied by the Claims Court in May 2003 and the matter was set down for trial during May and June 2004.  After hearing testimony and reviewing documentation presented at a three-week trial, Judge Robert Hodges, Jr.  issued a decision on November 18, 2004 awarding us $192.5 million.  Defendant received no award on its counterclaim against us.  Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals.  Oral argument was held by a three-Judge panel of the Federal Circuit Court on December 9, 2005.  On May 25, 2006, the three-Judge panel issued its decision affirming in part and reversing in part the Claims Court award to us.  In particular, the Court reversed Judge Hodges’ award of $118 million in restitution claims by Old Stone for capital contributions made by the Company to Old Stone Bank in 1984 and 1985 in connection with two acquisitions of supervisory thrifts, but left intact his award of $74.5 million for post-breach damages caused by Defendant.

We filed a Petition with the Federal Circuit Court on July 7, 2006, seeking either a rehearing by the three-Judge panel or a reexamination of the panel’s decision by the entire Circuit Court.  The Defendant did not petition for reconsideration or rehearing.  On September 21, 2006, our Petition was denied by the Federal Circuit Court.

On December 14, 2006, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court seeking a review of the Federal Circuit Court’s decision.  Defendant  filed a brief in opposition and the U.S. Chamber of Commerce filed an amicus curiae brief in support of our Petition.  We filed our reply brief in February 2007.  Our petition for certiorari of the Circuit Court’s decision to the U.S. Supreme Court was denied on March 19, 2007.  The government has paid the Company the full amount owed of $74,563,000.  The case is now concluded.

On October 17, 1997, Old Stone Corporation and Arnold & Porter LLP (the "Firm") entered into a Retainer Agreement ("Retainer Agreement") with respect to the Firm’s representation of us in the Claims Court Litigation.  In the Retainer Agreement, the Firm was entitled to receive compensation in the form of a contingent incentive fee ("Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, subject to the following thresholds:  For an award of between $1 and $30 million, such fees were capped at $500,000; for an award greater than $30 million up to $60 million, such fees were capped at $1,000,000; and for an award greater than $60 million up to $100 million, such fees were capped at $1,500,000.  For an award in excess of $100 million, there was no cap on such fees.  In light of the final award, accrued and unpaid fees in the litigation were capped at $1.5 million and disbursements were approximately $600,000.  After payment of accrued fees and disbursements, the Incentive Fee would be paid.  The Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation.  For an award of between $1 and $25 million (or the first $25 million of any larger award), the Firm would receive an Incentive Fee equal to 10% of such sum; for an award greater than $25 million up to $50 million (or for that portion of any larger award that is greater than $25 million and up to $50 million), the Firm would receive an Incentive Fee equal to 15% of such sum; for an award greater than $50 million up to $100 million (or for that portion of any larger award that is greater than $50 million and up to $100 million), the Firm would receive an Incentive Fee of 20% of such sum; and for the portion of any award greater than $100 million, the Firm would receive 25% of such sum.  Based on the $74.563 million award, the Firm’s fee was ultimately approximately $13.225 million.  This amount was paid in the second quarter of 2007.

See also Item 11, "Executive Compensation" for a discussion of the fees paid to the Litigation Management Committee of the Board of Directors in connection with the Claims Court Litigation.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the over-the-counter market under the symbol OSTN. At December 31, 2008, there were approximately 39,704 common shareholders of record. High and low stock prices of our Common Stock for the fiscal year 2008 and for fiscal year 2007 were:

2008	High	Low

First Quarter	$.05	$.035
Second Quarter	.04	.035
Third Quarter	.045	.035
Fourth Quarter	.05	.02

2007	High	Low
First Quarter	$.93	$.12
Second Quarter	.20	.085
Third Quarter	.11	.04
Fourth Quarter	.05	.035

Pursuant to the terms of our Cumulative Voting Convertible Preferred Stock, Series B (the “Preferred Stock”), we were required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed.  This obligation requires us to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year.  At the time of any such redemption, in addition to paying the stated value of such stock, we must pay all accrued and unpaid dividends on such shares being redeemed.  We discontinued dividends to holders of the Preferred Stock during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, we were unable to pay any dividends on such stock.  As a result of our failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected.  Until the aggregate deficiency is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock.  The total amount of the arrearage as of December 31, 2008 was $2.670 million, after taking into account the accrued dividends paid on the portion of the Preferred Stock that was called for redemption in 2007, as described below.

On May 31, 2007, our Board of Directors approved a partial redemption of the Preferred Stock following resolution of the Claims Court Litigation.  Pursuant to Section 3 of the Certificate establishing the terms of the Preferred Stock (the “Certificate”), we called for redemption a total of 982,467.44 of the outstanding shares of Preferred Stock on August 15, 2007 (“Redemption Date”).  The stock transfer books of the Company were closed with respect to the Preferred Stock as of 5:00 p.m. on July 31, 2007, and reopened on the first business day following the Redemption Date.

The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held (representing 0.6 shares of Preferred Stock redeemed at $20 per share under Section 3.2 of the Certificate, and 0.3384 shares of Preferred Stock redeemed at $20.32 per share under Section 3.1 of the Certificate, plus in each case accrued dividends thereon through the Redemption Date).  This redemption price is equivalent to $57.92 for every full share redeemed.  Payment was made on a pro rata basis to all Preferred Stock shareholders of record, such that for every share held by any such shareholder, 0.9384 shares of Preferred Stock were redeemed and 0.0616 shares remain outstanding.  Although the Certificate would have permitted the redemption of full shares chosen by random drawing, the Board determined that a redemption of a fraction of each share on a pro rata basis was in the best interest of its stockholders.  As of December 31, 2008, an amount of $50,659,950 had been paid to shareholders of the Preferred Stock who had exchanged 874,654 shares of the Preferred Stock.

Payment for the shares of Preferred Stock submitted for redemption has been made upon receipt of the share certificates representing the Preferred Stock and a Letter of Transmittal, completed and executed as set forth therein, beginning August 15, 2007.  Other than the right to receive these cash payments, all rights and preferences as to the redeemed shares, including accrual of dividends, ceased on and after August 15, 2007.

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

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended, nor have we repurchased any shares of our Common Stock during the three months ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Context for Management Discussion of Results of Operations

Since December 31, 2001, we have had no material operations other than management of the Claims Court Litigation described in, among other places, Part I, Item 3 “Legal Proceedings” the partial redemption of the award received in the Claims Court Litigation and the exploration and evaluation of other potential business activities.   The ultimate outcome of the Claims Court Litigation, the amount received in the award, expenses associated with the litigation, and the partial redemption of our preferred stock associated with it are described elsewhere in this Annual Report on Form 10-K.

In conjunction with this court award, our results of operations for the fiscal year ended December 31, 2007 reflected the proceeds from the Litigation of $74.6 million and interest income of $1.14 million, partially offset by cumulative litigation-related expenses, interest expense, cumulative directors’ fees, cumulative shareholder expenses and other professional fees.  After deduction of these expenses, our net revenue for the year ended December 31, 2007 was $59.1 million, with net revenue available for common shareholders of $57.8 million, or $6.97 per share.

All of these amounts, except a significantly smaller amount of interest income, were of a non-recurring nature, and the great majority of the net proceeds from the Claims Court Litigation were used to effect a partial redemption of our Preferred Stock, as described in Part II, Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters”.

Remaining litigation-related proceeds are not expected to be sufficient to redeem or otherwise pay the liquidation preference of our remaining Preferred Stock in full.

Comparison of Twelve Month Period Ended December 31, 2008 versus 2007:

As indicated above, notwithstanding its nature as recovery of invested capital, the receipt of $74.563 million from the Claims Court Litigation in 2007 was treated as current income under generally accepted accounting principles.  This one-time award did not reflect any recurring source of income.  Similarly, expenses in 2007 were largely comprised of litigation related expenditures that were payable only upon receiving a court award and were not accrued before the award.  All of these expenses were cumulative over a period of many years, and some expenses, besides being contingent, included a contingency premium.  Consequently, comparisons of year over year results between like periods of 2008 and 2007 are not meaningful or relevant.

Revenues for the year ending December 31, 2008 were generated primarily from two sources:  first, interest income from the investment of a portion of the net litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of our Preferred Stock.   As of December 31, 2008, approximately 89% of the shares of Preferred Stock called for redemption had been redeemed from that trustee account.

Funds in the trustee account described above are held in a money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Expenses for the year ended December 31, 2008 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy.  While these expenses are periodic and recurring, they are not incurred every month, and are paid on a current basis as they are received.  None of these expenses are contingent or cumulative as they were in 2007.

More specifically, comparisons of various categories of revenue and expense for 2008 and 2007 are as follows.  Interest income was $128 thousand for the year ended December 31, 2008 compared to $1.145 million in 2007.  The decline in this category of income is due to two factors.  First, redemption of approximately 89% of the preferred shares in escrow has reduced the balances that earn interest by approximately $50.6 million.  Second, interest rates available on invested amounts in both the escrow and reserve accounts were significantly lower in 2008 compared to 2007, since short term interest rates applicable to U.S. Treasury and Agency backed funds had lower yields by approximately 3% for the year 2008 compared to that period of time they were invested in 2007.

The largest component of expense for the fiscal year 2008 was professional fees of $102 thousand compared to $594 thousand in this category for 2007.

Net income for the year 2008 was an operating loss of $151 thousand compared to net income of $59.124 million in 2007.  Net income available for common shareholders for the year ended December 31, 2008 was a loss of $306 thousand, or approximately $.04 per common share, compared to net income of $57.790 million, or approximately $6.97 per common share for the year 2007.

Liquidity and Capital Resources

At December, 31, 2008, we had $8.0 million in assets, $6.2 million in total liabilities, $1.3 million in redeemable preferred stock, and a stockholder's equity of $471,000, compared to $8.5 million in assets, $6.6 million in total liabilities, $1.3 million in redeemable preferred stock and stockholder’s equity of $623,000 at December 31, 2007.

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

Our audited Financial Statements for the fiscal years ended December 31, 2008 and 2007 are filed as Exhibit 99 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the year ended December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding preferred stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3-11 of Regulation S-X for the fiscal year, and as a result the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years.  The Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In addition, the Company has been unable to file periodic reports due after the 2007 Form 10-K (including this report) within the time periods specified in the Commission’s rules and forms.  As a result of these delays, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of the Company’s management, including its executive officers, the Company assessed, as of December 31, 2008, the effectiveness of its internal control over financial reporting.  The assessment was based on criterial established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As noted elsewhere in this report, the Company has had no operations in recent years other than the management of the Claims Court Litigation.  Since the conclusion of the litigation, its only business has been to distribute the funds received.  The Company has no full-time employees.  In light of the Company’s limited activity and resources, its systems and procedures relating to internal control over financial reporting are neither extensive nor complex.  In the process of conducting its assessment for the fiscal year ended December 31, 2007, in connection with the filing of its Annual Report on Form 10-K for such year, management identified a material weakness, within the meaning of applicable accounting standards, in its internal control over financial reporting, in that it lacks sufficient personnel with accounting knowledge, expertise and training in the application of generally accepted accounting principles in light of the complexities of reporting and disclosing transactions in accordance with such principles.  Given its lack of resources, the Company has been unable to remediate that material weakness during the year ended December 31, 2008.  Based on the assessment described above, in light of this material weakness, the Company’s management concluded that its internal control over financial reporting as of December 31, 2008 was not effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

The Directors serve until the end of their term or until such time as a successor is elected. No election of Directors by stockholders has been held since 1992.  Ages are given as of the date of the filing of this Annual Report.

Name	Age	Principal Occupation

Howard W. Armburst	82	Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)

Bernard V. Buonanno, Jr.	72	Chairman of Old Stone Corporation since 1993; Partner, Edwards Angell Palmer & Dodge LLP (law firm); Partner, Riparian Partners (investment firm); Director, A.T. Cross Company

Robert E. DeBlois	76	Retired former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain)

Thomas P. Dimeo	79	Chairman, The Dimeo Group of Companies (construction industry)

Thomas F. Hogg	62	Treasurer of Old Stone Corporation since 2002; Chief Financial Officer, R.I. Housing & Mortgage Finance Corporation (state chartered housing finance agency)

Beverly E. Ledbetter	66	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	62	Secretary of Old Stone Corporation since 2002; Vice President & General Counsel, Sperian Protection USA, Inc. since June 1998 (safety products manufacturing company)

A. Michael Marques	63
Director, State of R.I. Department of Business Regulation since January 2005 (government business regulator); prior to that date, Senior Vice President, First Trade Union Bank since June 1999 (banking institution)

James V. Rosati	59
President of Beacon Mutual Insurance Co. since January 2007; President, Old Stone Corporation since 2002; Partner, Riparian Partners LLC from 2006-2007 (investment firm); President, Astoria Consulting, Inc. from January 2004 to January 2007 (business consulting); prior to 2004, Consultant, Cookson America, Inc. (from 2001)

Alfred J. Verrecchia	67
President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) from May 2003 to May 2008; prior to May 2003, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc.; Director, FM Global

Corporate Governance

Because we have no present business activities, we do not have an audit, compensation or nominating committee, nor have we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  In addition, the Board of Directors has not considered whether and which of its directors are independent directors, and has not determined whether any of its members would be an audit committee financial expert as defined in the SEC's rules and regulations.  The day-to-day activities of the Company are conducted through its Executive Committee, which is comprised of Messrs. Buonnano, Hogg, Major and Rosati.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a) of the Exchange Act.  The Company believes that each Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

None of our officers received any compensation for his service to us for work performed during the fiscal year 2008.

Compensation of Board of Directors

For the year 2008, each Board member received $5,000 as an annual retainer and $500 per meeting of the Board and Executive Committee.  There were no meetings of the full Board of Directors and five meetings of the Executive Committee in 2008.  Fees for one Executive Committee meeting in late 2007 were also paid in 2008. Total compensation paid to Board members during the year 2008 is summarized in the table below:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Howard W. Ambrust	5,000	--	5,000
Bernard V. Buonanno, Jr.	8,000	--	8,000
Robert E. DeBlois	5,000	--	5,000
Thomas P. Dimeo	5,000	--	5,000
Thomas F. Hogg	8,000	--	8,000
Beverly E. Ledbetter	5,000	--	5,000
Winfield W. Major	8,000	--	8,000
A. Michael Marques	5,000	--	5,000
James V. Rosati	7,000	--	7,000
Alfred J. Verrecchia	5,000	--	5,000

From January 1993 through the completion of the Claims Court Litigation in 2007, the Company did not pay currently any member of its Board of Directors either the annual fee of $5,000 per year or meeting fees of $500 per meeting.  Based on a resolution of the Board dated June 12, 1998, the Board voted to pay such funds at the conclusion of the litigation, provided that the Company received at least $50 million in the litigation.  Based on the award of $74.563 million and based on attendance of directors at various meetings of the Board and Executive Committee during that time, the Board members were paid $844,129 cumulatively for their service from 1993 through 2006.  This amount included payments to beneficiaries of two former directors, Allen H. Howland and Richmond Viall, Jr., who died during the pendency of the litigation.

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

Security Ownership of Directors and Executive Officers

The following table sets forth information furnished to us by all present Directors and Executive Officers regarding amounts of Common Stock they owned both on December 31, 2008 and as of the date this Annual Report is being filed. Only Mr. Rosati, who indirectly owns 123.2 preferred shares (after giving effect to the partial redemption), owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and Executive Officer and for all Directors and Executive Officers as a group are less than one percent.

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

(2)           Excludes 123.2 shares of Preferred Stock owned by a trust established July 23, 1999 by Mr. Rosati's spouse (see Form 5 filing of Mr. Rosati dated January 30, 2008), and 21,539 shares of Common Stock owned by a trust established July 23, 1999 for Mr. Rosati's spouse as to which he disclaims beneficial ownership.

We do not have any equity securities authorized for issuance under any compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interests of Directors, Officers and Others in Certain Transactions

Mr. Buonanno is a partner of Edwards Angell Palmer & Dodge LLP (“EAPD”), a law firm retained by us on various legal matters. The dollar amount of fees incurred by EAPD during 2008 with respect to Old Stone did not exceed 5% of the EAPD’s gross revenues for 2008.  We were unable to pay EAPD currently for all of its legal work on our behalf during 2007 and prior years.  The Company agreed to pay EAPD a multiple from 1 to 3 times any amounts owed, depending on the recovery received in the Claims Court Litigation, in the event that the Company was successful in such litigation.  The outstanding unpaid balance invoiced by EAPD through March 19, 2007 was $233,844.  Based on the award of $74.563 million, EAPD received 1.5 times its outstanding invoices, or $350,766.  All work after that date has been billed at normal rates.

See Item 10, “Directors, Executive Officers and Corporate Governance”, for a discussion of our director independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  Audit fees for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008 were approximately $37,000. Audit fees for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007 were approximately $35,000.

All Other Fees. We incurred other fees of $14,897 during the year ended December 31, 2007 in connection with a review by our auditor of certain litigation-related payments and payments being made to our preferred stockholders in connection with the partial redemption of our preferred stock.

Except as set forth above, there were no other fees for services rendered to us by our auditors for the fiscal years ended December 31, 2008 or December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)           The following financial statements of Old Stone Corporation, together with the report of its independent registered public accounting firm relating to the year ended December 31, 2008, are filed as Exhibit 99 to this report:

Balance Sheets- December 31, 2008 and 2007

Statements of Operations- Years ended December 31, 2008 and 2007

Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2008 and 2007

Statements of Cash Flow- Years ended December 31, 2008 and 2007

Notes to Financial Statements

(2)           Financial Statement Schedules – Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements referred to above.

(3)           List of Exhibits-- See Item 15(b) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(31.1)	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Financial Statements for Old Stone Corporation for the years ended December 31, 2008 and 2007

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

June 2, 2010	By:	/s/ James V. Rosati
James V. Rosati
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 2, 2010.

/s/ Howard W. Armbrust	Director
Howard W. Armbrust

/s/ Bernard V. Buonanno, Jr	Director and Chairman
Bernard V. Buonanno, Jr.

/s/ Robert E. DeBlois	Director
Robert E. DeBlois

Director
Thomas P. Dimeo

/s/ Thomas F. Hogg	Director and Treasurer
Thomas F. Hogg

/s/ Beverly E. Ledbetter	Director
Beverly E. Ledbetter

/s/ Winfield W. Major	Director and Secretary
Winfield W. Major

Director
A. Michael Marques

/s/ James V. Rosati	Director and President
James V. Rosati

Director
Alfred J. Verrecchia