Form 10-Q
period 2009-03-31
OLD STONE CORP
filed 2012-03-02
CIK 74273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Yes: ☒                                                                         No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 31, 2009: 8,297,046.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

BALANCE SHEETS

($ thousands)

	March 31, 2009	December 31,
	(unaudited)	2008
ASSETS

Cash	$1,478	$1,518
Cash-Escrow (restricted, $6,146 in 2009; $6,240 in 2008)	6,368	6,461
Other Assets	14	22

Total	$7,860	$8,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Redemption of Preferred stock, Series B	$6,146	$6,240

Total	6,146	6,240

Redeemable preferred stock:
Preferred stock, Series B, $1 par value; 64,481 shares authorized, issued and outstanding (liquidation value $1,290)	1,290	1,290

Stockholders' equity
Common stock, $1 par value, 25,000,000 shares authorized; 8,351,046 shares issued	8,300	8,300
Additional paid-in capital	91,079	91,079
Paid-in surplus	30,000	30,000
Accumulated deficit	(127,812)	(127,765)
Treasury stock, at cost, 54,000 shares	(1,143)	(1,143)

Total	424	471

Total	$7,860	$8,001

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

($ thousands)

	Three Months Ended
	March 31,
	2009	2008

Revenues and other income:
Interest and dividend income	$2	$46
Other income	-	-

Total	2	46

Expenses:
Professional fees	0	16
Occupancy expense	0	1
Other expense	49	27
Directors fees	-	-

Total	49	44

Tax expense, current	-	-

Net income / (loss)	$(47)	$2

Net loss available for
Common Shareholders	$(86)	$(38)

Loss per common share	(0.01)	(0.01)

Average common shares outstanding	8,297,046	8,297,046

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

($ thousands)

		Additional		Accumu-
	Common	paid-in	Paid-in	lated	Treasury
	stock	capital	surplus	deficit	stock	Total

Balance, December 31, 2007	$8,300	$91,079	$30,000	$(127,613)	$(1,143)	$623

Net income				2		2

Balance, March 31, 2008 (unaudited)	$8,300	$91,079	$30,000	$(127,611)	$(1,143)	$625

Balance, December 31, 2008	$8,300	$91,079	$30,000	$(127,765)	$(1,143)	$471

Net loss				(47)		(47)

Balance, March 31, 2009 (unaudited)	$8,300	$91,079	$30,000	$(127,812)	$(1,143)	$424

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

($ thousands)

	2009	2008

Cash flows from operating activities:
Net income / (loss)	$(47)	$2
Adjustments to reconcile to net cash:
Increase in:
Other assets	-	-
Other liabilities	0	14
Decrease in:
Other assets	8	28
Other liabilities	-	-

Net cash provided by (used in) operating activities	(39)	44

Cash flows from investing activities:

Decrease in restricted escrow	93	114

Cash provided by investing activities	93	114

Cash flows from financing activities:
Payments made on amounts due holders of Series B Preferred stock	(94)	(162)

Cash used in financing activities	(94)	(162)

Net decrease in cash and cash equivalents	(40)	(4)

Cash and cash equivalents, beginning	1,518	1,772

Cash and cash equivalents, ending	$1,478	$1,768

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

As a result of the receivership of the Bank, the Company has undergone material changes in the nature of its business and is no longer operating as a savings and loan holding company. The Company’s operations since receivership of the Bank have been related to activities associated with its litigation against the United States in connection with actions that took place prior to the Bank closing (the “Claims Court Litigation” or the “Litigation”), the redemption of a major portion of its Series B preferred stock, and exploration and evaluation of other potential business activities.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2008, has been derived from audited financial statements as of December 31, 2008 and the March 31, 2009 unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

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

2. Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2009 and December 31, 2008, cash and cash equivalents totaled $1.478 million and $1.518 million respectively. On March 31, 2009, deposits in a federally regulated and insured bank were $101 thousand and the remainder was invested in a money market account collateralized by Government and Agency securities. The amount of deposits in bank accounts is less than the current federal insurance limit.

Escrow deposits held for the benefit of preferred shareholders notified of redemption, but as of yet unclaimed, are held in a money market escrow fund invested in federal securities and are recorded as Cash – restricted escrow.

3. Convertible Preferred Stock:

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock") during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of its directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of accumulated unpaid dividends as of December 31, 2008 was $2.670 million, after payment of accrued dividends on the Preferred Stock called for redemption as described below. The total amount of accumulated unpaid dividends at March 31, 2009 totaled $2.709 million.

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

Following receipt of the final award from the Claims Court Litigation, the Board of Directors approved a partial redemption of the Company’s Preferred Stock on May 31, 2007. Pursuant to Section 3 of the Certificate, the Company called for redemption of approximately 982,433 shares of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”) by redeeming a fractional share of each share outstanding. The redemption price was the equivalent of $57.92 for every full share redeemed.

The total redemption amount was $56,900,000, which includes redemption of the stated value of the preferred stock, the redemption premium payable on shares redeemed at the Company’s option, and the cumulative dividend on the Preferred Stock which was redeemed. As of March 31, 2009, an amount of $50,753,704 had been paid to shareholders of the Preferred Stock who had exchanged 876,311 shares of the Preferred Stock for the cash redemption.

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

As described above, the Company has been unable to fully pay cumulative dividends on the Series B preferred stock outstanding. Management does not expect the Company to be able to fully meet its mandatory redemption obligations related to the Preferred Stock. Consequently, if the Company were to be dissolved or liquidated, there would be insufficient funds to redeem or otherwise pay the liquidation preference of the Company’s remaining Preferred Stock in full or to make any distribution to the holders of Common Stock.

4. Loss per share applicable to common shareholders:

Earnings per share applicable to common shareholders for each of the three months ended March 31, 2009 and March 31, 2008 includes an amount of preferred dividend of $39 thousand.

5. Income taxes:

Loss carry forwards for federal tax purposes as of December 31, 2008, the last year for which tax returns have been filed, have the following expiration dates:

Amount
Expiration Date	(in dollars)
2015	$568,428
2016	283,952
2017	193,494
2018	113,465
2019	30,138
2020	29,063
2021	145,392
2022	41,723
2023	29,492
2024	104,351
2025	21,736
2026	39,111
2027	712,165
2028	151,348

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

Deferred tax assets associated with State taxes have been calculated at a tax rate of 9.0%. The amount of these deferred tax assets are $87,439 and $92,587 at March 31, 2009 and December 31, 2008, respectively. Companion valuation allowances of equal amount offset the deferred tax assets for each of those periods.

The combined amounts of deferred federal and State tax assets and companion valuation allowances are shown in the table below.

	March 31,	December 31,
	2009	2008

Deferred federal and state tax assets associated with net operating loss carryforwards, not recognized	$941,195	$930,311
Valuation allowance, reflecting uncertainty of utilizing net operating loss carryforwards	(941,195)	(930,311)

The tax loss carry forward schedule and the schedule of deferred tax asset and valuation allowance both shown above represent tax losses from operations reported in the Company’s tax returns for years 1995 through 2008, for those years then ending. Estimates for 2009 tax results are based on results of operations as recorded in the financial statements, as opposed to results reported within annual tax returns as for the years 2008 and before.

Other tax loss carry forwards arising from receivership activities pertaining to Old Stone Federal Savings Bank, in the amount of $53,288,825, which are assumable by the Company, are not included in the schedules above. This additional tax loss carryforward would create a deferred tax asset of $18,118,201, at a 34.0% federal tax rate, and an offsetting valuation allowance of equal amount.

6. Treasury stock:

Capital accounts include 54,000 shares of Treasury stock. There is no plan to reissue any shares of Treasury stock.

SCHEDULE I

OLD STONE CORPORATION

Valuation and Qualifying Accounts

Periods Ended March 31, 2009 (Unaudited) and December 31, 2008

Valuation Allowance Against Deferred Tax Assets:

	Balance
	at beginning	Increase to	Balance at
	of Period	allowance	end of period

March 31, 2009	$930,311	$10,884	$941,195

December 31, 2008	$867,870	$62,441	$930,311

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

Comparison of Period Ending March 2009 versus 2008:

Revenues for the quarter ending March 31, 2009 are generated primarily from two sources: first, interest income from the investment of a portion of the net Litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of the Company’s preferred stock. As of March 31, 2009, approximately 89% of the preferred shares redeemed had been exchanged and paid from that trustee account.

Funds in the trustee account are held in a money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Interest income was approximately $2 thousand in the quarter ended March 31, 2009 and $46 thousand in the same quarter during 2008. The significant decrease in interest income is due to the significant decline in short term rates since the last quarter of 2008.

Expenses for the quarter ended March 31, 2009 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, and an insurance policy.

Professional fees for the quarter ended March 31, 2009 decreased $16 thousand when compared to the quarter ended March 31, 2008 due to the timing of when services were rendered. Other expenses for the quarter ended March 31, 2009 increased $22 thousand when compared to the quarter ended March 31, 2008 principally due to increased costs related to shareholder accounting services.

Net loss for the quarter ended March 31, 2009 was approximately $47 thousand, compared to a small net income of $2 thousand in 2008. Net loss available for common shareholders totaled $86 thousand, or approximately $0.01 per common share in 2009, compared to a loss of $38 thousand, or $0.01 per common share in 2008.

Risk Factors

Investors should be alerted to numerous risks inherent in the continuation of the Company’s operation and in the uncertainty of finalizing its business. See Part II, Item 1, Legal Proceedings. These risks include:

•	The Company has no operations and generates no revenues. There are no funds remaining with which to pay dividends on our Common Stock. There is virtually no likelihood that, after payments to creditors and holders of our Preferred Stock, there will be any funds available for the benefit of Common Shareholders.

•	It is possible that there may be some funds remaining, after partial redemption of the Preferred Stock that began on or about August 15, 2007, to pay to the holders of the remaining fractional interest in the Preferred Stock at a later time; however, there is no guarantee that any such payment will be made. If such a future payment is made with respect to remaining Preferred Stock, it may not be significant. The Company does not anticipate having funds to be able to redeem, or otherwise pay the liquidation preference of, the Preferred Stock in full.

•	There are significant expenses that continue to accrue even though the litigation is completed. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008: Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 6 “Selected Financial Data”; Item 11 “Executive Compensation”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 13 “Certain Relationships and Related Transactions”.

•	In addition to the above issues, there exists the possibility that the litigation award may be subject to federal and state tax claims, as well as claims of other outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others. For example, the Federal Deposit Insurance Corporation (“FDIC”), on behalf of Old Stone Bank, may assert a claim to a portion of any tax savings realized by the Company from the use of any of its net operating losses. Based on consultation with tax advisors, the Company does not believe the award should be subject to tax claims.

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

Following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act in August, 1989, the OTS (successor in interest to the FHLBB) required the Bank to discontinue treating these capital credits and supervisory goodwill as part of regulatory capital and caused the Bank to write off immediately approximately $80 million of such capital credits and supervisory goodwill. Based upon these developments, in the Claims Court Litigation, Plaintiffs alleged breach of contract by the United States resulting in substantial injury to Plaintiffs, effecting a taking of Plaintiffs’ property without just compensation, and unjustly enriching Defendant at the expense of Plaintiffs. Plaintiffs sought compensation for the damages caused by the breach, just compensation for the property taken, and disgorgement of the amounts by which the Defendant was unjustly enriched. The Defendant filed a counterclaim against the Company for alleged breach of the Company’s Net Worth Maintenance Stipulation. The Company denied the allegations in such counterclaim.

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

For further information on the Claims Court Litigation, including information relating to the use of a portion of the proceeds from the Litigation to repay certain accrued expenses and fees, please refer to the Company’s Reports on Form 8-K filed November 22, 2004, June 1, 2006, July 11, 2006, October 2, 2006 and March 19, 2007 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.     RISK FACTORS

Please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors” for a discussion of the risks that holders of Company securities should consider.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES/

PARTIAL REDEMPTION OF PREFERRED SERIES B SHARES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of March 31, 2009 was $2.709 million, after taking into account accrued dividends paid on the portion of the Preferred Stock called for redemption as discussed below.

Following receipt of the final award from the Claims Court Litigation, the Board of Directors on May 31, 2007 approved a partial redemption of the Company’s Preferred Stock. Pursuant to Section 3 of the Certificate establishing the terms of the Preferred, Stock, the Company called for redemption approximately 982,487 of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”), by redeeming a fractional interest of each share outstanding.

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

Payment for the shares of Preferred Stock submitted for redemption were made upon receipt of the share certificates representing the Preferred Stock and a Letter of Transmittal, completed and executed as set forth therein, beginning August 15, 2007. Other than the right to receive these cash payments, all rights and preferences as to the redeemed shares, including accrual of dividends, ceased on and after August 15, 2007.

ITEM 6.     EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD STONE CORPORATION

Date: March 2, 2012

/s/ John E. Bucci, Jr.

John E. Bucci, Jr.

President and Treasurer

- 16 -