Form 10-Q
period 2009-06-30
OLD STONE CORP
filed 2012-03-02
CIK 74273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Yes: ☒                                                                              No:

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of June 30, 2009: 8,297,046.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OLD STONE CORPORATION

BALANCE SHEETS

($ thousands)

	June 30, 2009	December 31,
	(unaudited)	2008

ASSETS

Cash	$1,448	$1,518
Cash-Escrow (restricted, $6,146 in 2009; $6,240 in 2008)	6,368	6,461
Other Assets	6	22

Total	$7,822	$8,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Redemption of Preferred stock, Series B	$6,146	$6,240

Total	6,146	6,240

Redeemable preferred stock:
Preferred stock, Series B, $1 par value; 64,481 shares authorized, issued and outstanding (liquidation value $1,290)	1,290	1,290

Stockholders' equity:
Common stock, $1 par value, 25,000,000 shares authorized; 8,351,046 shares issued	8,300	8,300
Additional paid-in capital	91,079	91,079
Paid-in surplus	30,000	30,000
Accumulated deficit	(127,850)	(127,765)
Treasury stock, at cost, 54,000 shares	(1,143)	(1,143)

Total	386	471

Total	$7,822	$8,001

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

($ thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues and other income:
Interest and dividend income	$1	$35	$3	$81
Other income	-	-	-	-

Total	1	35	3	81

Expenses:
Professional fees	0	11	0	27
Occupancy expense	0	0	0	1
Other expense	8	28	57	55
Directors fees	31	30	31	30

Total	39	69	88	113

Tax expense, current	-	-	-	-

Net loss	$(38)	$(34)	$(85)	$(32)

Net loss available for
Common Shareholders	$(77)	$(73)	$(163)	$(111)

Loss per common share	(0.01)	(0.01)	(0.02)	(0.01)

Average common shares outstanding	8,297,046	8,297,046	8,297,046	8,297,046

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

($ thousands)

		Additional		Accumu-
	Common	paid-in	Paid-in	lated	Treasury
	stock	capital	surplus	deficit	stock	Total

Balance, December 31, 2007	$8,300	$91,079	$30,000	$(127,613)	$(1,143)	$623

Net loss				(33)		(33)

Balance, June 30, 2008 (unaudited)	$8,300	$91,079	$30,000	$(127,646)	$(1,143)	$590

Balance, December 31, 2008	$8,300	$91,079	$30,000	$(127,765)	$(1,143)	$471

Net loss				(85)		(85)

Balance, June 30, 2008 (unaudited)	$8,300	$91,079	$30,000	$(127,850)	$(1,143)	$386

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

($ thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(85)	$(33)
Adjustments to reconcile to net cash:
Increase in:
Other assets	-	-
Other liabilities	0	28
Decrease in:
Other assets	16	35
Other liabilities	-	-

Net cash provided by (used in) operating activities	(69)	30

Cash flows from investing activities:

Increase in restricted escrow	93	208

Cash provided by investing activities	93	208

Cash flows from financing activities:
Payments made on amounts due holders of Series B Preferred stock	(94)	(280)

Cash used in financing activities	(94)	(280)

Net decrease in cash and cash equivalents	(70)	(42)

Cash and cash equivalents, beginning	1,518	1,772
Cash and cash equivalents, ending	$1,448	$1,730

The accompanying notes are an integral part of the financial statements.

OLD STONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2008, has been derived from audited financial statements as of December 31, 2008 and the June 30, 2009 unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Form 10-K. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows for the six months ended June 30, 2009 and 2008.

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

2. Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2009 and December 31, 2008, cash and cash equivalents totaled $1.448 million and $1.518 million, respectively. On June 30, 2009, deposits in a federally regulated and insured bank were $70 thousand and the remainder was invested in a money market account collateralized by Government and Agency securities. The amount of deposits in bank accounts is less than the current federal insurance limit.

Escrow deposits held for the benefit of preferred shareholders notified of redemption, but as of yet unclaimed, are held in a money market escrow fund invested in federal securities and are recorded as Cash – restricted escrow.

3. Convertible Preferred Stock:

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (the "Preferred Stock") during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of its directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of accumulated unpaid dividends as of December 31, 2008 was $2.670 million, after payment of accrued dividends on the Preferred Stock called for redemption as described below. The total amount of accumulated unpaid dividends at June 30, 2009 totaled $2.747 million.

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

Following receipt of the final award from the Claims Court Litigation, the Board of Directors approved a partial redemption of the Company’s Preferred Stock on May 31, 2007. Pursuant to Section 3 of the Certificate, the Company called for redemption of approximately 982,433 shares of the 1,046,914 outstanding shares of Preferred Stock on August 15, 2007 (the “Redemption Date”). The redemption price was the equivalent of $57.92 for every full share.

The total redemption amount was $56,900,000, which includes redemption of the stated value of the preferred stock, the redemption premium payable on shares redeemed at the Company’s option, and the cumulative dividend on the Preferred Stock which was redeemed. As of June 30, 2009, an amount of $50,753,704 had been paid to shareholders of the Preferred Stock who had exchanged 876,311 shares of the Preferred Stock for the cash redemption.

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

As described above, the Company has been unable to fully pay cumulative dividends on the Series B preferred stock outstanding. Management does not expect the Company to be able to fully meet its mandatory redemption obligations related to the Preferred Stock. Consequently, if the Company were to be dissolved or liquidated, there would be insufficient funds to redeem or otherwise pay the liquidation preference of the Company’s remaining Preferred Stock or to make any distribution to the holders of Common Stock.

4. Loss per share applicable to common shareholders:

Earnings per share applicable to common shareholders for the six months ended June 30, 2009 and June 30, 2008 includes an amount of preferred dividend of $78 thousand and $78 thousand, respectively.

5. Income taxes:

Loss carry forwards for federal tax purposes as of December 31, 2008, the last year tax returns have been filed, have the following expiration dates:

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

Deferred tax assets associated with State taxes have been calculated at a tax rate of 9.0%. The amount of these deferred tax assets are $90,832 and $81,992, for periods ending June 30, 2009 and December 31, 2008, respectively. Companion valuation allowances of equal amount offset the deferred tax assets for each of those periods.

The combined amounts of deferred federal and State tax assets and companion valuation allowances are shown in the table below.

	June 30,	December 31,
	2009	2008

Deferred federal and state tax assets associated with net operating loss carryforwards, not recognized	$957,404	$930,311
Valuation allowance, reflecting uncertainty of utilizing net operating loss carryforwards	(957,404)	(930,311)

The tax loss carry forward schedule and the schedule of deferred tax asset and valuation allowance both shown above represent tax losses from operations reported in the Company’s tax returns for years 1995 through 2008. Estimates for 2009 tax results are based on results of operations as recorded in the financial statements, as opposed to results reported within annual tax returns as for the years 2008 and before.

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

SCHEDULE I

OLD STONE CORPORATION

Valuation and Qualifying Accounts

Periods Ended June 30, 2009 (Unaudited) and December 31, 2008

Valuation Allowance Against Deferred Tax Assets:

	Balance
	at beginning	Increase to	Balance at
	of Period	allowance	end of period

June 30, 2009	$930,311	$27,093	$957,404

December 31, 2008	$867,870	$62,441	$930,311

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

Comparison of period ended June 30, 2009 versus 2008:

Revenues for the three and six months ending June 30, 2009 are primarily generated from two sources: first, interest income from the investment of a portion of the net litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56,900,000 was deposited in 2007 for the purpose of effecting a partial redemption of the Company’s preferred stock. As of June 30, 2009, approximately 89% of the preferred shares redeemed had been exchanged and paid from that trustee account.

Funds in the trustee account described above are held in money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Expenses for the three and six months ended June 30, 2009 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy. While these expenses are recurring, they are not incurred every month, and are paid on a current basis as they are received.

Quarter comparison:

Interest income was $1 thousand in the quarter ended June 30, 2009 compared to $35 thousand in the same quarter of 2008. Interest income has been significantly impacted by the significant decline in short term interest rates since the last quarter of 2008.

Since 2008, the largest component of operating expense has been shareholder related data processing fees, followed by directors’ fees.

Other expenses for the quarter ended June 30, 2009 decreased $20 thousand when compared to the quarter ended June 30, 2008 principally due to the timing of when shareholder related servicing expenses were invoiced and paid. Professional fees for the quarter ended and six-months ended June 30, 2009 decreased $11 thousand and $27 thousand, respectively, when compared to the quarter ended and six-months ended June 30, 2008 due to the timing of when services were rendered.

Net loss for the three months ended June 30, 2009 was $38 thousand compared to net loss of $34 thousand for the same quarter in 2008. Net loss available for common shareholders for the quarter ended June 30, 2009 was $76 thousand, or approximately $.01 per common share, compared to net loss of $73 thousand, or $.01 per common share for the same quarter in 2008.

Year-to-date comparison:

Interest income was $3 thousand for the six month period ended on June 30, 2009 compared to $81 thousand for the first six months of 2008. Again the significant decline in interest income is due to the significant drop in short term interest rates since late 2008.

Since 2008, the largest component of operating expense has been shareholder related data processing fees, followed by directors’ fees. In 2009, the six month average for each category is approximately $40 thousand and $30 thousand respectively.

Net loss for the six months ended June 30, 2009 was $85 thousand, compared to a net loss of $32 thousand for the same period in 2008. Net loss available for common shareholders for the six month period ended June 30, 2009 was $163 thousand, or approximately $.02 per common share, compared to a net loss of $111 thousand, or $.01 per common share for the first six months of 2008.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES/

PARTIAL REDEMPTION OF PREFERRED SERIES B SHARES

The Company discontinued dividends to holders of its Cumulative Voting Convertible Preferred Stock, Series B (“Preferred Stock”) during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, was unable to pay any dividends on such stock. As a result of the failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of directors of the Company at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, the Company may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of the arrearage as of June 30, 2009 was $2.747 million, after taking into account accrued dividends paid on the portion of the Preferred Stock called for redemption as discussed below.

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

- 18 -