Form 10-K
period 2009-12-31
OLD STONE CORP
filed 2012-05-22
CIK 74273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Registrant's Telephone Number, Including Area Code: (401) 921-1591

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

Yes ☒ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2009 was $164,588. See Item 5.

As of the close of business on May 18, 2012, 8,297,046 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None.

	Table of Contents
PART I
Item 1.	Business	1
Item 1A	Risk Factors	2
Item 1B	Unresolved Staff Comments	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3
Item 4.	[Removed and Reserved]	5
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	10
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes In And Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A	Controls and Procedures	10
Item 9B	Other Information	12
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	12
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	18
Item 14.	Principal Accountant Fees and Services	18
Part IV
Item 15.	Exhibits and Financial Statement Schedules	18
Signatures

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

PART I

ITEM 1. BUSINESS

Background

Old Stone Corporation ("we", "us", "our" or the “Company”) is a general business corporation incorporated in 1969 under the laws of the State of Rhode Island. Our headquarters office is located at 2400 Financial Plaza, Providence, Rhode Island 02903.

On January 29, 1993, the Office of Thrift Supervision ("OTS") declared our principal subsidiary, Old Stone Bank, a Federal Savings Bank, a stock savings bank organized under the laws of the United States ("Bank"), insolvent, and appointed the Resolution Trust Company ("RTC") as receiver ("Bank Closing"). The RTC formed a bridge bank, Old Stone Federal Savings Bank ("Bridge Bank") which assumed all of the deposit liabilities and substantially all of the other liabilities of the Bank and acquired substantially all of the assets of the Bank (including the stock of all of its subsidiaries). Immediately prior to the Bank Closing, the Bank constituted substantially all of our assets. Immediately following the Bank Closing, all of our officers resigned and were hired by the Bridge Bank. Our Board of Directors elected a limited slate of officers on March 8, 1993 who served until the current officers were elected in 2002. See Item 10 below, "Directors, Executive Officers and Corporate Governance." We and the Bank instituted a suit against the United States in connection with actions that took place prior to the Bank Closing (“Claims Court Litigation”) which litigation has been concluded. See Item 1 “Litigation Summary”, Item 1A “Risk Factors” and Item 3 "Legal Proceedings" below.

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

Employees

As of December 31, 2009, we had no active employees, but we retain one person as a part-time consultant who handles our stock transfers, shareholder inquiries and related activities. We also retain a consultant to provide accounting and bookkeeping services. This consultant, John E. Bucci, Jr., joined our Board of Directors and was appointed our President and Treasurer in December 2011.

Litigation Summary

On May 25, 2006, a three-Judge panel of the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part the decision of Judge Robert H. Hodges, Jr. of the U.S. Court of Federal Claims in our longstanding suit against the U.S. Government. The Federal Circuit reduced the amount awarded us from $192.5 million to $74.563 million. See our Current Report on Form 8-K, filed June 1, 2006. On September 21, 2006, our motion to have the three-Judge panel reconsider its decision or to have the Federal Circuit en banc hear the case was denied. See our Current Reports on Form 8-K, filed July 11, 2006 and October 2, 2006. We filed a Petition for a Writ of Certiorari to the U.S. Supreme Court on December 14, 2006. This petition was denied on March 19, 2007. The government paid the Company the full amount owed of $74,563,000. See discussion of Claims Court Litigation in Item 3 “Legal Proceedings”. After paying accrued expenses and reserving an amount for contingencies and other expenses, we redeemed a portion of our outstanding Preferred Stock with the balance of the award in August 2007. More information on the partial redemption of the Preferred Stock can be found under Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters”.

ITEM 1A. RISK FACTORS

Investors should be reminded of numerous risks inherent in investing in our securities, including the stock’s illiquidity and the lack of an operating business. See Item 3 “Legal Proceedings”. These risks include:

•	The Company has no operations and generates no revenues. There are no funds remaining with which to pay dividends on our Common Stock. There is virtually no likelihood that, after payments to creditors and Preferred Series B shareholders, there will be any funds available for the benefit of common shareholders. Revenues reported during the 2007 fiscal year recorded the receipt of the one-time judgment from the Claims Court Litigation and do not reflect a recurring source of revenue for the Company. While we have from time to time evaluated other business activities, it is unlikely that any of these activities would, even if pursued, result in the realization of any value for the benefit of common shareholders. Our Board of Directors has authorized us to seek a court-ordered dissolution that would, if granted, result in the appointment of a receiver and the distribution of our remaining assets to our preferred shareholders.

•	After partial redemption of the Preferred Series B shares that began on or about August 15, 2007, it is possible that there may be some funds remaining to pay to the holders of the remaining fractional interest in the Preferred Series B stock; however, there is no guarantee when or whether any such payment will be made. If such a future payment is made with respect to remaining Preferred Series B stock, it may not be significant. The Company does not anticipate having funds to be able to redeem, or otherwise pay the liquidation preference of, the Preferred Series B stock in full.

•	Certain expenses continue to accrue even though the litigation is completed. See Item 3 “Legal Proceedings”; Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters”; Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 11 “Executive Compensation”; Item 13 “Certain Relationships and Related Transactions” and Item 14 “Principal Accountant Fees and Services”.

•	In addition to the above issues, while the Company has no reason to believe that there are creditors or other claimants against the Company of which it is unaware, there exists the possibility that the Company may be subject to claims of outside parties, such as federal regulatory agencies, former business associates of the Bank and the Company, former employees or retirees, and others.

All of the above risks should be taken into consideration in deciding whether to invest in any of our securities. There can be no guarantee that the securities will have any value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

During 2009, our administrative office was located at 2400 Financial Plaza, Providence, Rhode Island. Such office was leased on a month-to-month basis for no rental charge. The value of our leasing arrangement is considered immaterial and is not reflected in the Company’s financial statements.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or were a party during the fourth quarter of the fiscal year ended December 31, 2009. A description of the Claims Court litigation, which was concluded in March 2007, follows:

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

Following the Bank Closing, the Bank's claims and our claims were split into two separate actions. Our claims were separate and distinct from the claims of the Bank. The FDIC served as receiver for the Bank and maintained the Bank's claims against Defendant until a settlement was reached in 2003, according to which the Bank’s claims were dismissed. In exchange for such dismissal, we agreed to allow the Bank to share in any tax benefits we received in the litigation or in any matters related thereto. After hearing testimony and reviewing documentation presented at a three-week trial during May and June 2004, Judge Robert Hodges, Jr. issued a decision on November 18, 2004 awarding us $192.5 million. Defendant received no award on its counterclaim against us. Defendant appealed this decision to the U.S. Federal Circuit Court of Appeals. Oral argument was held by a three-Judge panel of the Federal Circuit Court on December 9, 2005. On May 25, 2006, the three-Judge panel issued its decision affirming in part and reversing in part the Claims Court award to us. In particular, the Court reversed Judge Hodges’ award of $118 million in restitution claims by Old Stone for capital contributions made by the Company to Old Stone Bank in 1984 and 1985 in connection with two acquisitions of supervisory thrifts, but left intact his award of $74.5 million for post-breach damages caused by Defendant.

We filed a Petition with the Federal Circuit Court on July 7, 2006, seeking either a rehearing by the three-Judge panel or a reexamination of the panel’s decision by the entire Circuit Court. The Defendant did not petition for reconsideration or rehearing. On September 21, 2006, our Petition was denied by the Federal Circuit Court.

On December 14, 2006, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court seeking a review of the Federal Circuit Court’s decision. Defendant filed a brief in opposition and the U.S. Chamber of Commerce filed an amicus curiae brief in support of our Petition. We filed our reply brief in February 2007. Our petition for certiorari of the Circuit Court’s decision to the U.S. Supreme Court was denied on March 19, 2007. The government paid the Company the full amount owed of $74,563,000. The case is now concluded.

Under our 1997 Retainer Agreement with Arnold & Porter LLP (the “Firm”), the Firm was entitled to receive compensation in the form of a contingent incentive fee (the "Incentive Fee") based on the dollar amount of any award received by us directly or through the FDIC, as receiver for the Bank. In addition to the Incentive Fee, the Firm was entitled to receive payment of its accrued fees and disbursements for legal services rendered by the Firm, subject to certain thresholds depending on the amount awarded. In light of the final award, accrued and unpaid fees in the litigation were capped at $1.5 million and disbursements were approximately $600,000. After payment of accrued fees and disbursements, the Incentive Fee would be paid. The Incentive Fee increased from 10% to 25% of the award in various increments, depending on the amount recovered by us in the litigation. For an award of between $1 and $25 million (or the first $25 million of any larger award), the Firm would receive an Incentive Fee equal to 10% of such sum; for an award greater than $25 million up to $50 million (or for that portion of any larger award that is greater than $25 million and up to $50 million), the Firm would receive an Incentive Fee equal to 15% of such sum; for an award greater than $50 million up to $100 million (or for that portion of any larger award that is greater than $50 million and up to $100 million), the Firm would receive an Incentive Fee of 20% of such sum; and for the portion of any award greater than $100 million, the Firm would receive 25% of such sum. Based on the $74.563 million award, the Firm’s fee was ultimately approximately $13.225 million. This amount was paid in the second quarter of 2007.

In April 2012, after evaluation of the Company’s strategic options, the Company’s Board of Directors authorized its Executive Committee and the Company’s officers to seek to initiate, and to join in the filing of, a petition against the Company in the Rhode Island Superior Court by a holder of the Company’s common stock (which holder may be a current officer or director of the Company), seeking the appointment of a receiver and an order of liquidation of the Company from the court, with a view toward the orderly winding up of the Company. If such a petition is filed, the Company intends to cooperate with the petitioning stockholder and seek an order of dissolution from the court.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is not listed on any securities exchange. From time to time, it may trade on the over-the-counter market under the symbol OSTN.PK. At December 31, 2009, there were approximately 39,690 common shareholders of record. High and low stock prices of our Common Stock for the fiscal year 2009 and for fiscal year 2008 were:

2008	High	Low

First Quarter	$.05	$.035
Second Quarter	.04	.035
Third Quarter	.045	.035
Fourth Quarter	.05	.02

2009	High	Low
First Quarter	$.05	$.02
Second Quarter	.02	.02
Third Quarter	.02	.02
Fourth Quarter	.03	.02

Pursuant to the terms of our Cumulative Voting Convertible Preferred Stock, Series B (the “Preferred Stock”), we were required to begin redeeming one-tenth of the Preferred Stock as of February 2002 and to continue such redemption for each of the subsequent nine years until completed. This obligation requires us to redeem 10% of the shares of Preferred Stock at $20.00 per share each such year. At the time of any such redemption, in addition to paying the stated value of such stock, we must pay all accrued and unpaid dividends on such shares being redeemed. We discontinued dividends to holders of the Preferred Stock during the fourth quarter of 1991 and, during the pendency of the Claims Court Litigation, we were unable to pay any dividends on such stock. As a result of our failure to pay dividends on the Preferred Stock for more than four quarters, the holders of the Preferred Stock collectively are entitled to elect a number of directors of the Company constituting twenty percent (20%) of the total number of our directors at the next meeting of stockholders at which directors are to be elected. Until the aggregate deficiency is declared and fully paid on the Preferred Stock, we may not declare any dividends or make any other distributions on or redeem the Common Stock. The total amount of accumulated and unpaid dividends as of December 31, 2009 was $2.825 million, after taking into account the accrued dividends paid on the portion of the Preferred Stock that was called for redemption in 2007, as described below.

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

The redemption price was $54.35 for each 0.9384 share of the Preferred Stock held (representing 0.6 shares of Preferred Stock redeemed at $20 per share under Section 3.2 of the Certificate, and 0.3384 shares of Preferred Stock redeemed at $20.32 per share under Section 3.1 of the Certificate, plus in each case accrued dividends thereon through the Redemption Date). This redemption price is equivalent to $57.92 for every full share redeemed. Payment was made on a pro rata basis to all Preferred Stock shareholders of record, such that for every share held by any such shareholder, 0.9384 shares of Preferred Stock were redeemed and 0.0616 shares remain outstanding. Although the Certificate would have permitted the redemption of full shares chosen by random drawing, the Board determined that a redemption of a fraction of each share on a pro rata basis was the fairest approach to all of its stockholders. As of December 31, 2009, an amount of $50,786,315 had been paid to shareholders of the Preferred Stock who had exchanged 876,874 shares of the Preferred Stock.

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

Each shareholder of record of the Preferred Stock was mailed a copy of the Letter of Transmittal, with instructions, as soon as practicable after the stock transfer books were closed on July 31, 2007. Questions and requests for assistance or additional copies of the Letter of Transmittal should be directed to Wells Fargo Bank, N.A., as paying and redemption agent, 625 Marquette Avenue, MAC N93111-110, Minneapolis, MN 55479, telephone 1-866-631-0175 (toll free). The Notice of Redemption with the above information was sent to all shareholders of record as of June 27, 2007. A further mailing was sent on February 29, 2008 to all shareholders who did not respond to the first mailing. The paying and redemption agent sent due diligence letters again to unresponsive stockholders in 2011 in preparation for payment to the stockholders’ states of last known address under state unclaimed property laws.

We did not sell any securities within the past three years which were not registered under the Securities Act of 1933, as amended, nor have we repurchased any shares of our Common Stock during the three months ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Context for Management Discussion of Results of Operations

Since December 31, 2001, we have had no material operations other than management of the Claims Court Litigation described in, among other places, Part I, Item 3 “Legal Proceedings” the partial redemption of the award received in the Claims Court Litigation and the exploration and evaluation of other potential business activities. The ultimate outcome of the Claims Court Litigation, the amount received in the award, expenses associated with the litigation, and the partial redemption of our preferred stock associated with it are described elsewhere in this Annual Report on Form 10-K and in our prior filings with the Securities and Exchange Commission.

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

Since January 1, 2008, the beginning of the periods presented in the financial statements included in this Annual Report, our activities have been limited to the administration of the preferred stock redemption process and evaluation of other potential business activities. We have not to date identified any potential business activities that would be in the best interest of the Company and its stockholders, and our Board of Directors is currently exploring the most expeditious manner in which the Company may be liquidated in an orderly and expeditious manner. Since January 1, 2008, our income has consisted exclusively of interest income on our cash balances. Those cash balances have consisted of (i) a trustee account within which the $56.9 million was deposited in 2007 for the purpose of effecting a partial redemption of our Preferred Stock, of which a portion remained pending the identification of lost stockholders and pending the escheatment of the balance to the states of last known address; and (ii) an operating reserve established at the time of the redemption in order to cover potential liabilities and ongoing expenses.

Comparison of Twelve Month Period Ended December 31, 2009 versus 2008:

As indicated above, revenues of approximately $128 thousand for the year ended December 31, 2008 were generated primarily from two sources: first, interest income from the investment of a portion of the net litigation proceeds which is now maintained as an operating reserve; and second, interest income from funds remaining in a trustee account within which $56.9 million was deposited in 2007 for the purpose of effecting a partial redemption of our Preferred Stock. As of December 31, 2008, approximately 89% of the shares of Preferred Stock called for redemption had been redeemed from that trustee account.

Revenues of approximately $4 thousand for the year ended December 31, 2009 also reflected interest income from the two sources noted above. The decline in this category of income is due to a significant decline in interest rates available on invested amounts in both the escrow and reserve amounts beginning in the last quarter of 2008. As of December 31, 2009, approximately 89% of the shares of Preferred Stock called for redemption had been redeemed from that trustee account.

Funds in the trustee account described above are held in a money market deposit arrangement which is fully collateralized by short-term U.S. Treasury and Agency securities.

Expenses for the years ended December 31, 2008 and 2009 are the result of recurring expenditures for professional fees relating to legal, tax and accounting services, shareholder accounting services, directors’ fees and an insurance policy. While these expenses are periodic and recurring, they are not incurred every month, and are paid on a current basis as they are received. None of these expenses are contingent or cumulative as they had been in 2007.

The largest component of expense for the fiscal year 2009 was shareholder related data processing fees of $81 thousand compared to $80 thousand in this category for 2008. The second largest component of operating expense is directors’ fees which totaled $60 thousand in 2009 and $61 thousand in 2008. We also accrued $60 thousand in compensation expense for 2009 with respect to the payments described under Item 11 “Executive Compensation” below, reflecting two-thirds of the payments authorized in late 2011 and early 2012 for services rendered from 2008 through 2010.

Taking our interest income and our expenses into account, our net loss for the year ended December 31, 2009 was approximately $274 thousand, and compared to a net loss for the year ended December 31, 2008 of approximately $152 thousand. Net income available for common shareholders for the year ended December 31, 2009 was a loss of $429 thousand, or approximately $0.05 per common share, compared to a net loss of $307 thousand, or approximately $0.04 per common share, for the year 2008.

Liquidity and Capital Resources

At December, 31, 2009, we had $7.7 million in assets, $6.2 million in total liabilities, $1.3 million in redeemable preferred stock, and a stockholder's equity of $197,000 compared to $8.0 million in assets, $6.2 million in total liabilities, $1.3 million in redeemable preferred stock and stockholder’s equity of $471,000 at December 31, 2008.

From 2003 until its repayment following the Claims Court Litigation award payment, we had a revolving line of credit with ConReal, LLC, in order to cover operating expenses. On June 5, 2007, we paid the remaining balance on the credit line and the line has been closed. We currently have no access to credit, and our ongoing expenses are paid with cash on hand.

We had $1.3 million in cash and cash equivalents as of December 31, 2009, excluding unclaimed amounts held in the escrow account relating to the 2007 redemption of our Series B Preferred Stock. Our assets are currently being invested short-term, and expenses have been reduced to a level that management believes is commensurate with our current activities pending payment of all obligations. See "Current Operations" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Financial Statements for the fiscal years ended December 31, 2009 and 2008 are filed as Exhibit 99 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of its President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the year ended December 31, 2007, the Company’s receipt of the award under the Claims Court Litigation described elsewhere in this report, and its subsequent redemption of a portion of its outstanding preferred stock, resulted in the Company not being eligible to qualify as an “inactive registrant” under Rule 3-11 of Regulation S-X for the fiscal year, and as a result the Company was required to engage an auditor to audit its financial statements for such fiscal year for the first time in recent years. With no employees, the Company was unable to complete the audit process in the time periods specified in the Commission’s rules and forms for the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition, the Company has been unable to file periodic reports due after the 2007 Form 10-K (including this report) within the time periods specified in the Commission’s rules and forms. As a result of these delays, and based upon the evaluation described above, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of the Company’s management, including its executive officers, the Company assessed, as of December 31, 2009, the effectiveness of its internal control over financial reporting. The assessment was based on criterial established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As noted elsewhere in this report, the Company has had no operations in recent years other than the management of the Claims Court Litigation. Since the conclusion of the litigation, its only business has been to distribute the funds received and to explore or evaluate other potential business activities. The Company has no full-time employees. In light of the Company’s limited activity and resources, its systems and procedures relating to internal control over financial reporting are neither extensive nor complex. In the process of conducting its assessment for the fiscal year ended December 31, 2007 and subsequent years, in connection with the filing of its Annual Report on Form 10-K for such years, management identified a material weakness, within the meaning of applicable accounting standards, in its internal control over financial reporting, in that it lacks sufficient personnel with accounting knowledge, expertise and training in the application of generally accepted accounting principles in light of the complexities of reporting and disclosing transactions in accordance with such principles. Given its lack of resources, the Company has been unable to remediate that material weakness during the year ended December 31, 2009. Based on the assessment described above, in light of this material weakness, the Company’s management concluded that its internal control over financial reporting as of December 31, 2009 was not effective.

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

Name Howard W. Armburst	Age 84	Principal Occupation Retired former Chairman, Vargas Manufacturing (jewelry manufacturer)
John E. Bucci, Jr.	55	President and Treasurer, Old Stone Corporation since December 2011; certified public accountant in private practice

Bernard V. Buonanno, Jr.	74	Managing Director, Riparian Partners (a division of Oppenheimer & Co. Inc., an investment firm); Chairman of Old Stone Corporation from 1993 until 2011; Director, A.T. Cross Company; Partner, Edwards Angell Palmer & Dodge LLP (law firm) until December 2010

Robert E. DeBlois	78	Retired as Chairman of Care New England Health System and as trustee of Butler Hospital, each in 2011. Former Chairman of DB Companies, Inc. and its subsidiaries (gasoline and convenience store chain); re

Thomas P. Dimeo	81	Retired. Former chairman, The Dimeo Group of Companies (construction industry)

Beverly E. Ledbetter	68	Vice President and General Counsel, Brown University (institution of higher education)

Winfield W. Major	64	Secretary of Old Stone Corporation since 1998; General Counsel, Honeywell Safety Products—Americas since January 2011 (safety products manufacturing company); Vice President & General Counsel, Sperian Protection USA, Inc. from June 1998 to January 2011 (safety products manufacturing company)

A. Michael Marques	65	Retired. Former Director, State of R.I. Department of Business Regulation from January 2005 through January 2011 (government business regulator)

James V. Rosati	61	President of Beacon Mutual Insurance Co. since January 2007; President, Old Stone Corporation 2002-2011; Partner, Riparian Partners LLC from 2006-2007 (investment firm); President, Astoria Consulting, Inc. from January 2004 to January 2007 (business consulting); prior to 2004, Consultant, Cookson America, Inc. (from 2001)

Alfred J. Verrecchia	69	President and Chief Executive Officer, Hasbro, Inc. (toy manufacturer) from May 2003 to May 2008; prior to May 2003, President and Chief Operating Officer since August 2000. Director, Hasbro, Inc., since 1992 (Chairman since 2008); Director, Iron Mountain Incorporated, since 2010; former Director, CVS Caremark Corporation (2004-2007) and FGX International Holdings Limited (2009-2010).

Corporate Governance

Because we have no present business activities, we do not have an audit, compensation or nominating committee, nor have we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Board of Directors has not considered whether and which of its directors are independent directors, and has not determined whether any of its members would be an audit committee financial expert as defined in the SEC's rules and regulations. The day-to-day activities of the Company are conducted through its Executive Committee, which is comprised of Messrs. Buonnano, Hogg (until his death in 2011), Major and Rosati.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") requires our directors, officers and persons who beneficially own more than ten percent (10%) of our Common Stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a) of the Exchange Act. The Company believes that each Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our officers received any current compensation for his service to us for work performed during the fiscal year 2009, other than the normal director compensation described below. In December 2011 and April 2012, the Board of Directors authorized payments to four members of our Board of Directors who also served as officers of the corporation or served in similar functions over the prior years without compensation for such services. The payments were authorized and made in recognition of the time commitment that the four members had made in overseeing the remaining operations and activities of the Company during the years 2008 through 2010.

Total cash payments authorized in December 2011 and April 2012, in recognition of services performed from 2008 through 2010, were as follows: James V. Rosati, former President ($15,000); Bernard V. Buonanno, Jr., former Chairman ($15,000); Winfield W. Major, Corporate Secretary ($25,800); and the estate of Thomas F. Hogg, former Chief Financial Officer ($32,250). Although the payments were authorized and made in 2011 or 2012, as applicable, a portion of these payments (approximately one-third) could be considered to have been paid in connection with services rendered during fiscal year 2009.

Compensation of Board of Directors

For the year 2009, each Board member received $5,000 as an annual retainer and $500 per meeting of the Board and Executive Committee. There were no meetings of the full Board of Directors and five meetings of the Executive Committee in 2009. Total compensation paid to Board members during the year 2009 is summarized in the table below:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Howard W. Armbrust	5,000	--	5,000
Bernard V. Buonanno, Jr.	7,500	--	7,500
Robert E. DeBlois	5,000	--	5,000
Thomas P. Dimeo	5,000	--	5,000
Thomas F. Hogg(a)	7,500	--	7,500
Beverly E. Ledbetter	5,000	--	5,000
Winfield W. Major	7,500	--	7,500
A. Michael Marques	5,000	--	5,000
James V. Rosati	7,500	--	7,500
Alfred J. Verrecchia	5,000	--	5,000

(a) Mr. Hogg served as director and Treasurer until his death in 2011.

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

Security Ownership of Directors and Executive Officers

The following table sets forth information furnished to us by all present Directors and Executive Officers regarding amounts of Common Stock they owned both on December 31, 2009 and as of the date this Annual Report is being filed. Only Mr. Rosati, who indirectly owns 123.2 preferred shares (after giving effect to the partial redemption), owns any shares of Preferred Stock. Except as noted, all such persons possess sole voting and investment power with respect to the securities listed below. The amounts listed below for each Director and Executive Officer and for all Directors and Executive Officers as a group are less than one percent.

Name of Beneficial Owner	Number of Shares Beneficially Owned

Howard W. Armbrust	2,000
John E. Bucci, Jr.	0
Bernard V. Buonanno, Jr..	4,613
Robert E. DeBlois	4,742
Thomas P. Dimeo	11,500 (1)
Beverly E. Ledbetter	133
Winfield W. Major	18,538
A. Michael Marques	12,907
James V. Rosati	13,178 (2)
Alfred J. Verrecchia	1,525
All current Directors and Executive Officers as a group (10 persons)	86,052

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Interests of Directors, Officers and Others in Certain Transactions

During 2009, Mr. Buonanno was a partner of Edwards Angell Palmer & Dodge LLP (“EAPD”, and currently named Edwards Wildman Palmer LLP), a law firm retained by us on various legal matters. The dollar amount of fees incurred by EAPD during 2009 with respect to Old Stone did not exceed 5% of EAPD’s gross revenues for 2008.

See Item 10, “Directors, Executive Officers and Corporate Governance”, for a discussion of our director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Audit fees for the audit of the Company’s annual financial statements and reviews of interim financial information included in the Company’s Quarterly Reports on form 10-Q for the fiscal years ended December 31, 2009 and 2008 were approximately $28,000 and $46,000, respectively.

Except as set forth above, there were no other fees for services rendered to us by our auditors for the fiscal years ended December 31, 2009 or December 31, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) The following financial statements of Old Stone Corporation, together with the report of its independent registered public accounting firm relating to the years ended December 31, 2009 and 2008, are filed as Exhibit 99 to this report:

Balance Sheets- December 31, 2009 and 2008

Statements of Operations- Years ended December 31, 2009 and 2008

Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 2009 and 2008

Statements of Cash Flow- Years ended December 31, 2009 and 2008

Notes to Financial Statements

(2) Financial Statement Schedules – Schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements referred to above.

(3) List of Exhibits-- See Item 15(b) below.

(b)	Exhibit Index. The following exhibits to this Annual Report on Form 10-K are hereby incorporated by reference herein:

Exhibit

(31.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Principal Executive Officer and Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Financial Statements for Old Stone Corporation for the years ended December 31, 2009 and 2008

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD STONE CORPORATION (Registrant)

May 22, 2012	By:	/s/ John E. Bucci, Jr.
John E. Bucci, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2012.

Director
Howard W. Armbrust

/s/ John E. Bucci, Jr.	Director, President and Treasurer
John E. Bucci, Jr.

/s/ Bernard V. Buonanno, Jr.	Director
Bernard V. Buonanno, Jr.

/s/ Robert E. DeBlois	Director
Robert E. DeBlois

Director
Thomas P. Dimeo

Director
Beverly E. Ledbetter

/s/ Winfield W. Major	Director and Secretary
Winfield W. Major

/s/ A. Michael Marques	Director
A. Michael Marques

/s/ James V. Rosati	Director
James V. Rosati

/s/ Alfred J. Verrecchia	Director
Alfred J. Verrecchia

